Form 10-Q
period 1997-06-30
AXIOM INC
filed 1997-08-21
CIK 1037002

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
    SECURITIES EXCHANGE ACT OF 1934.
    For the quarterly period ended June 30, 1997.

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934.
    For the transition period from     to      .


                                  333-25439
                        ------------------------------
                           (Commission file number)


                                    AXIOM INC.
           --------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


         DELAWARE                                  51-0356153
         --------                                  ----------
 (State or Other Jurisdiction of                  (IRS Employer
  Incorporation or Organization)               Identification Number)


                351 New Albany Road, Moorestown, NJ  08057-1177
              ----------------------------------------------------
              (Address of Principal Executive Offices)  (Zip Code)

                                 (609) 866-1000
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)



--------------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports), Yes  X    No __ and (2) has
been subject to such filing requirements for the past 90 days. Yes __  No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                   6,466,900
--------------------------------------       ----------------------------------
              Class                            Outstanding at August 21, 1997

                           AXIOM INC. AND SUBSIDIARIES
                           ---------------------------

                                     INDEX
                                     -----
                                                                            PAGE
                                                                            ----

Part I  -  Financial Information:

      Item 1. Consolidated Financial Statements (unaudited)

              Consolidated Balance Sheets -...............................   3
              June 30, 1997 (unaudited) and September 30, 1996

              Consolidated Statements of Operations -.....................   4
              Three and Nine Months Ended June 30, 1997 and 1996
              (unaudited)

              Consolidated Statements of Cash Flows -.....................   5
              Nine Months Ended June 30, 1997 and 1996 (unaudited)

              Notes to Consolidated Financial Statements..................   6

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............  13

Part II - Other Information:

      Item 1. Legal Proceedings...........................................  19
      Item 4. Submission of Matters to a Vote of Security Holders.........  19
      Item 6. Exhibits and Reports on Form 8-K............................  20

              (a) Exhibits
                  11 Statement re: Computation of per share earnings 27 Financial Data Schedule

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          AXIOM INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         PRO FORMA
                                                                          (NOTE 1)                   SEPTEMBER 30,
                                                                        JUNE 30,1997  JUNE 30, 1997       1996
                                                                        ------------  -------------  --------------
                                    ASSETS                              (UNAUDITED)    (UNAUDITED)

CURRENT ASSETS:
  Cash and cash equivalents...........................................   $   10,009    $       851     $   3,326
  Accounts receivable.................................................       12,254         12,254        15,740
  Inventories.........................................................        6,597          6,597         3,167
  Deferred tax assets.................................................          495            495           458
  Income tax receivable...............................................        2,734          2,734        --
  Other...............................................................          367            783           354
                                                                        ------------  -------------  -------------
      Total current assets............................................       32,456         23,714        23,045
                                                                        ------------  -------------  -------------
PROPERTY AND EQUIPMENT:
  Computer hardware and software......................................        3,023          3,023         2,417
  Production and test equipment.......................................        1,984          1,984         1,329
  Furniture, fixtures and leasehold improvements......................          428            428           531
                                                                        ------------  -------------  -------------
                                                                              5,435          5,435         4,277
  Less-Accumulated depreciation and amortization......................       (2,417)        (2,417)       (1,541)
                                                                        ------------  -------------  -------------
    Net property and equipment........................................        3,018          3,018         2,736
DEFERRED TAX ASSETS...................................................        2,879          2,879         2,959
OTHER ASSETS..........................................................           85             85         1,207
INTANGIBLE ASSETS, net................................................          177            177           389
                                                                        ------------  -------------  -------------
                                                                         $   38,615    $    29,873     $  30,336
                                                                        ------------  -------------  -------------
                                                                        ------------  -------------  -------------
            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Current portion of long-term debt...................................   $      162    $       162     $     185
  Obligations to parent and affiliates................................       --             23,285        23,291
  Accounts payable....................................................        3,964          4,380         2,293
  Accrued compensation and related benefits...........................        1,141          1,141         1,206
  Accrued agent commissions...........................................          471            471           806
  Other accrued expenses..............................................          504            504         1,268
  Accrued tax payable.................................................          805            805         1,348
  Deferred tax liabilities............................................           54             54             9
  Deferred revenues...................................................        2,188          2,188         1,232
                                                                        ------------  -------------  -------------
      Total current liabilities.......................................        9,289         32,990        31,638
                                                                        ------------  -------------  -------------
LONG-TERM LIABILITIES:
  Deferred tax liabilities............................................          130            130            90
  Long-term debt......................................................       --            --                147
                                                                        ------------  -------------  -------------
      Total long-term liabilities.....................................          130            130           237
                                                                        ------------  -------------  -------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized, no
    shares issued and outstanding.....................................       --            --             --
  Common stock, $0.01 par value, 25,000,000 shares authorized,
    3,476,900 shares issued and outstanding, actual; 6,466,900 shares
    issued and outstanding, pro forma.................................           65        --             --
  Additional paid-in capital..........................................       32,378        --             --
  Accumulated deficit.................................................       (3,247)        (3,247)       (1,539)
                                                                        ------------  -------------  -------------
      Total stockholders' equity (deficit)............................       29,196         (3,247)       (1,539)
                                                                        ------------  -------------  -------------
                                                                         $   38,615    $    29,873     $  30,336
                                                                        ------------  -------------  -------------
                                                                        ------------  -------------  -------------

        The accompanying notes are an integral part of these statements.

                          AXIOM INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                          FOR THE THREE MONTHS  FOR THE NINE MONTHS
                                                                             ENDED JUNE 30,        ENDED JUNE 30,
                                                                          --------------------  --------------------
REVENUES:                                                                   1997       1996       1997       1996
                                                                          ---------  ---------  ---------  ---------
 Unrelated third parties:
    Equipment...........................................................  $   7,892  $   5,989  $  16,739  $  11,300
    Services............................................................      1,657      1,309      4,860      4,362
                                                                          ---------  ---------  ---------  ---------
                                                                              9,549      7,298     21,599     15,662
                                                                          ---------  ---------  ---------  ---------
  Related Parties.......................................................     --            168     --          2,584
                                                                          ---------  ---------  ---------  ---------
    Total revenues......................................................      9,549      7,466     21,599     18,246
                                                                          ---------  ---------  ---------  ---------
COST OF REVENUES:
  Unrelated third parties:
    Equipment...........................................................      3,662      4,138      8,716      7,963
    Services............................................................        492        244      3,272      2,536
                                                                          ---------  ---------  ---------  ---------
                                                                              4,154      4,382     11,988     10,499
                                                                          ---------  ---------  ---------  ---------
  Related parties.......................................................     --             67     --          1,702
                                                                          ---------  ---------  ---------  ---------
    Total cost of revenues..............................................      4,154      4,449     11,988     12,201
                                                                          ---------  ---------  ---------  ---------
    Gross profit........................................................      5,395      3,017      9,611      6,045
                                                                          ---------  ---------  ---------  ---------
OPERATING EXPENSES:
  Research, development and engineering.................................      1,810      1,936      5,600      5,145
  Selling, general and administrative...................................      2,017      1,559      6,247      4,529
  Parent charges........................................................        102        120        295        333
                                                                          ---------  ---------  ---------  ---------
    Total operating expenses............................................      3,929      3,615     12,142     10,007
                                                                          ---------  ---------  ---------  ---------
    Operating income (loss).............................................      1,466       (598)    (2,531)    (3,962)

INTEREST EXPENSE, net (including related party interest)................        147        124        426        351
OTHER INCOME (EXPENSE)..................................................        (55)        22         (1)       435
EQUITY IN LOSS OF INVESTEE..............................................     --         --         --             18
GAIN ON SALE OF INVESTMENT..............................................     --          2,061     --          2,061
                                                                          ---------  ---------  ---------  ---------
  Income (loss) before income taxes.....................................      1,264      1,361     (2,958)    (1,835)
INCOME TAX (EXPENSE) BENEFIT............................................       (510)      (520)     1,250        700
                                                                          ---------  ---------  ---------  ---------
NET INCOME (LOSS).......................................................  $     754  $     841  $  (1,708) $  (1,135)
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------
HISTORICAL NET INCOME (LOSS) PER COMMON SHARE...........................  $    0.22  $    0.24  $   (0.49) $   (0.33)
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------
SHARES USED IN COMPUTING HISTORICAL NET INCOME (LOSS) PER COMMON
  SHARE.................................................................      3,477      3,477      3,477      3,477
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------
SUPPLEMENTAL PRO FORMA NET INCOME (LOSS) PER COMMON SHARE...............  $    0.16  $    0.17  $   (0.26) $   (0.16)
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------
SHARES USED IN COMPUTING SUPPLEMENTAL PRO FORMA NET INCOME (LOSS) PER
  COMMON SHARE..........................................................      5,417      5,417      5,417      5,417
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------

        The accompanying notes are an integral part of these statements.

                          AXIOM INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               FOR THE NINE MONTHS
                                                                                                  ENDED JUNE 30,
                                                                                               --------------------
                                                                                                 1997       1996
                                                                                               ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.....................................................................................  $  (1,708) $  (1,135)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization................................................................      1,088      1,181
Equity in loss of investee...................................................................     --             18
Gain on sale of investment...................................................................     --         (2,061)
Changes in assets and liabilites, net
  Decrease (increase) in-
    Accounts receivable......................................................................      3,486     (2,432)
    Inventories..............................................................................     (3,430)       605
    Other current assets.....................................................................       (429)        59
    Other assets.............................................................................      1,122        (75)
    Deferred taxes...........................................................................        128     --
  Increase (decrease) in-
    Accounts payable.........................................................................      2,087       (314)
    Accrued compensation and related benefits................................................        (65)       293
    Accrued agent commissions................................................................       (335)      (383)
    Accrued tax payable......................................................................     (3,277)    (1,215)
    Deferred revenues........................................................................        956        670
    Other accrued expenses...................................................................       (764)      (312)
                                                                                               ---------  ---------
      Net cash used in operating activities..................................................     (1,141)    (5,101)
                                                                                               ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment..........................................................     (1,158)    (1,014)
Sale of investment...........................................................................     --          2,061
                                                                                               ---------  ---------
      Net cash provided by (used in) investing activites.....................................     (1,158)     1,047
                                                                                               ---------  ---------
CASH FLOW FROM FINANCING ACTIVITES:
Proceeds on long-term debt...................................................................     --            471
Payments on long-term debt...................................................................       (170)      (119)
Advances on obligations to parent and affiliates.............................................      5,112     10,121
Repayment on obligations to parent and affiliates............................................     (5,118)    (7,355)
                                                                                               ---------  ---------
      Net cash provided by (used in) financing activities....................................       (176)     3,118
                                                                                               ---------  ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS....................................................     (2,475)      (936)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...............................................      3,326      1,449
                                                                                               ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD.....................................................  $     851  $     513
                                                                                               ---------  ---------
                                                                                               ---------  ---------

        The accompanying notes are an integral part of these statements.

                           AXIOM INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. BACKGROUND:

The Company

    Axiom Inc. (the "Company"), a Delaware corporation, changed its name from Securicor Communications Inc. in May 1997. Through May 23, 1997, the Company's business was conducted through its wholly-owned subsidiary, Securicor Telesciences Inc. ("STI"). On that date, STI merged into the Company. The Company is a majority-owned subsidiary of Securicor Communications Limited ("SCL"), an entity organized under the laws of the United Kingdom and a wholly-owned subsidiary of Securicor plc ("Securicor"), a company organized under the laws of the United Kingdom. As the merger represented a transaction between entities under common control, the net assets of STI were transferred at net book value. Until completion of the Company's initial public offering of its common stock, Securicor has provided the financing requirements for the Company through advances (see
Note 6).

Stock Split

    On June 27, 1997, the Company amended its Certificate of Incorporation to authorize 5,000,000 shares of Preferred Stock and 25,000,000 shares of Common Stock. On July 2, 1997, the Company effected a 34,769-for-one stock split of each outstanding share of Common Stock by means of a stock dividend. All share data has been restated to reflect this stock split.

Pro Forma June 30, 1997 Balance Sheet

    On July 8, 1997, the Company completed its initial public offering of 2,600,000 shares of Common Stock at a price of $12.00 per share. The Company received net cash proceeds of approximately $28,091,000 from the public offering. The pro forma June 30, 1997 consolidated balance sheet reflects the application of net proceeds of the public offering as if it had occurred as of June 30, 1997. In addition, the pro forma June 30, 1997 consolidated balance sheet reflects (i) the application of the net proceeds of approximately $4,352,000 from the underwriters' exercise of the over-allotment option for 390,000 shares of Common Stock at a price of $12.00 per share which occurred on August 6, 1997 (ii) the payment of approximately $23,285,000 due to Securicor and (iii) the payment of certain accounts payable related to the initial public offering.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


Interim Financial Information and Summary Financial Information

    The financial statements as of June 30, 1997 and for the three and nine months ended June 30, 1997 and 1996 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of results for these interim periods. The results for the three and nine months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year. While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's recently filed Form S-1.

Cash and Cash Equivalents

    For the purposes of the Statements of Cash Flows, the Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised of investments in various money market funds. Included in cash and cash equivalents on the accompanying consolidated balance sheets is $0 and $271,000, of restricted cash as of June 30, 1997 and September 30, 1996, respectively.

Inventories

    Inventories are valued at the lower of cost, determined on the first-in, first-out method or market.

Agent Commissions

    In certain contracts, particularly large international contracts, the Company may utilize an agent, who will work directly with the customer. The Company is typically charged a commission based on the total revenues of the contract. These charges are recorded when the revenues are recognized and included in cost of revenues. Any earned but unpaid commissions are recorded in accrued agent commissions.

Concentration of Credit Risk

    Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable. The Company's customer base principally comprises the regional Bell operating companies, as well as international telephone companies. The Company typically does not require collateral from its customers.

Revenue Recognition

    Revenues are generally recognized upon shipment of the equipment. In "bill and hold" transactions, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further significant performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; and the risks of ownership have passed to the customer. Revenues recognized from "bill and hold" transactions were $0 for the nine months ended June 30, 1997 and 1996. Accounts receivable relating to "bill and hold" transactions were $0 and $1,570,000 at June 30, 1997 and September 30, 1996, respectively. Revenues from installation, customer support and engineering activities are recognized as services are provided. Software license revenues are recognized upon installation or shipment depending upon the terms of the agreement.

Research, Development and Engineering Expenses

    Research, development and engineering expenses are charged to expense as incurred. Engineering expenses consist of costs related to the development of new products, enhancements to existing products and the integration of existing products into application specific systems.

Parent Charges

    Parent charges were allocated to the Company from Securicor and consist of charges for certain support and services. These charges were based on Securicor's estimate of its total relevant costs for the applicable fiscal year, allocated pro rata based on estimated revenues of each applicable business unit. Management believes the method of allocation is reasonable.

Income Taxes

    The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the enacted tax rates.

Net Income (Loss) Per Common Share

    Historical net income (loss) per common share was calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the respective period.

    Supplemental pro forma net income (loss) per common share was calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the respective period. Pursuant to the requirements of the Securities and Exchange Commission, the calculation of supplemental pro forma net income (loss) per common share includes the number of shares that would be required to be sold in the initial public offering to fund the payment of the $23,285,000 of obligations to parent and affiliates as if the initial public offering occurred on June 30, 1997. In addition, the supplemental pro forma net income (loss) per common share for the three months ended June 30, 1997 and 1996 and the nine months ended June 30, 1997 and 1996 excludes interest expense on the obligations to parent and affiliates of $169,000, $148,000, $491,000 and $409,000, respectively, net of income taxes. Stock options granted prior to the initial public offering have been excluded from the calculation since the option prices are equal to the initial public offering price and are therefore not dilutive.

    SFAS No. 128, "Earnings per Share," which supersedes Accounting Principles Board Opinion No. 15 ("APB No. 15"), "Earnings per Share", was issued in February 1997. SFAS No. 128 requires dual presentation of basic and diluted net income (loss) per common share for complex capital structures on the face of the statements of operations. According to SFAS No. 128, basic net income (loss) per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS No. 128, is required to be adopted in the Company's quarter ending December 31, 1997; earlier application is not permitted. For the three and nine months ended June 30, 1997 and 1996, the basic and diluted net income (loss) per common share measured under SFAS No. 128 is not materially different from historical net income (loss) per common share.

Supplemental Disclosures of Cash Flow Information

    For the nine months ended June 30, 1997 and 1996, the Company paid interest of $513,000 and $306,000, respectively. For the nine months ended June 30, 1997 and 1996, the Company paid income taxes of $2,054,000 and $521,000, respectively.

Management's Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. ACCOUNTS RECEIVABLE:



                                            June 30, 1997     September 30, 1996
                                            -------------     ------------------

Billed                                     $  11,183,000          $  13,223,000
Unbilled                                       1,165,000              2,617,000
                                           -------------          -------------
                                              12,348,000             15,840,000
Less-allowance for doubtful accounts             (94,000)              (100,000)
                                           -------------          -------------
                                           $  12,254,000          $  15,740,000
                                           -------------          -------------
                                           -------------          -------------

    Unbilled accounts receivable includes costs and estimated earnings on contracts in progress which have been recognized as revenues but not yet billed to customers under the provisions of specified contracts.
Substantially, all unbilled accounts receivables are expected to be billed and collected within one year.

4. INVENTORIES:


                                            June 30, 1997     September 30, 1996
                                            -------------     ------------------

Raw materials                              $   5,320,000          $   2,779,000
Work-in-process                                1,277,000                199,000
Finished goods                                     -                    189,000
                                           -------------          -------------
                                           $   6,597,000          $   3,167,000
                                           -------------          -------------
                                           -------------          -------------

5. OTHER ASSETS:


                                            June 30, 1997     September 30, 1996
                                            -------------     ------------------

Acquired product development costs, net      $     -               $  1,086,000
Other                                             85,000                121,000
                                           -------------          -------------
                                             $    85,000           $  1,207,000
                                           -------------          -------------
                                           -------------          -------------

    The acquired product development costs relate to the development of an Integrated Services Digital Network ("ISDN") product which is sold in the United States. This asset was purchased from Securicor 3Net Ltd. ("3Net"), an affiliate of Securicor. Completion of this ISDN product occurred in October 1995. Amortization was computed by multiplying the ratio of current revenues for the product to total and anticipated future revenues for the product by acquired costs. Amortization expense was $386,000 and $0 for the nine months ended June 30, 1997 and 1996. The Company's business activities related to the ISDN product were performed through its wholly-owned subsidiary, Securicor 3Net, Inc. During the nine months ended June 30, 1997 and 1996, the Company sold certain products related to this technology and recognized certain costs and realized all of the revenues related to such activities. For the nine months ended June 30, 1997, the Company recognized revenues of $1,167,000 and cost of revenues of $794,000 relating to such activities. For the nine months ended June 30, 1996, the Company recognized revenues of $99,000 and cost of revenues of $34,000 relating to such activities. These amounts are included in unrelated third party revenues and cost of revenues. As of June 30, 1997 and September 30, 1996, related to these activities, the Company had no receivables and $0 and $296,000, respectively, of payables, to this entity which are included in obligations to parent and affiliates. Additionally, as of June 30, 1997 and September 30, 1996, the Company had billed accounts receivable of $0 and $610,000 from the one unrelated third party who purchased this product. In May 1997, the Company transferred all of its stock in Securicor 3Net, Inc. to an affiliate of Securicor at net book value due to the related party nature of the transaction.

    On January 20, 1995, the Company invested approximately $500,000 in exchange for an initial 44.4% ownership interest in Metapath Corporation ("Metapath"). In a series of transactions which took place from January 20, 1995 through May 2, 1996, the Company's ownership interest was reduced, first to 23.7%, then to 19.9%, and on May 2, 1996, its ownership interest was purchased by Metapath for the original amount of approximately $500,000. In addition, on May 2, 1996, Metapath acquired certain technology from the Company for $1,500,000. This investment was accounted for using the equity method of accounting. Accordingly, the Company reduced the carrying value of its investment for its portion of the investee's loss. The Company's equity in loss of Metapath was $0 and $18,000 for the nine months ended June 30, 1997 and 1996, respectively.

    Metapath has continued to be a customer of the Company after May 2, 1996 and sales for the period from May 2, 1996 to June 30, 1996 and the nine months ended June 30, 1997 were $661,000 and $1,505,000, respectively.

6. OBLIGATIONS TO PARENT AND AFFILIATES:


Information relative to the Company's obligations to parent and affiliates is as follows:

                                            June 30, 1997     September 30, 1996
                                            -------------     ------------------

Obligations to parent:
   Interest free......................       $ 12,237,000        $   12,326,000
   Interest bearing...................         10,723,000            10,512,000
   Other..............................            258,000               190,000
                                            -------------         -------------
     Total obligations to parent......         23,218,000             3,028,000
                                            -------------         -------------
Obligation to affiliates:
   Receivable from affiliates.........           (18,000)               (33,000)
   Payables to affiliates.............            85,000                296,000
                                           -------------          -------------
     Total obligations to affiliates, net         67,000                263,000
                                           -------------          -------------
Total obligations to parent and affiliates  $ 23,285,000         $   23,291,000
                                           -------------          -------------
                                           -------------          -------------


    Until completion of the Company's initial public offering of its common stock, the Company was funded through advances from its parent (Securicor). Certain advances are interest bearing and are loaned to the Company at a base rate plus 1%. For the nine months ended June 30, 1997 and 1996, the interest rate charged on these obligations ranged from 6.75% to 7.50%, and 6.75% to 7.75%, respectively. Interest expense for the nine months ended June 30, 1997, and 1996, was $491,000 and $409,000, respectively. As these obligations to parent and affiliates are due on demand, this net amount is included in current liabilities. In connection with the initial public offering, the total obligations to parent and affiliates, as of June 30, 1997, were fully repaid (see Note 1).

7. RELATED PARTY TRANSACTIONS:

    The Company entered into two separate agreements with Securicor Radiocoms Ltd., an affiliate of Securicor. The first agreement provided that the Company construct product for Securicor Radiocoms Ltd. and bill for all costs incurred in addition to a certain profit percentage, as defined. The second agreement provided for the construction of additional product for Securicor Radiocoms Ltd., which was billed at a fixed price per unit. The Company recognized revenues from Securicor Radiocoms Ltd. for the nine months ended June 30, 1997 and 1996 of $0 and $2,040,000, respectively. The Company recognized cost of revenues related to these revenues for the nine months ended June 30, 1997 and 1996 of $0 and $1,488,000, respectively. As of June 30, 1997 and September 30, 1996, related to these agreements, the Company had no receivables.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview
     The Company develops, markets and supports integrated hardware and software systems that are able to collect and process an increasing volume of transaction information from a wide variety of wireline switches and transmit the information to the customer's information management networks. The Company is developing systems that process transaction information from wireless, ATM and other specialized telecommunications switches. The Company's customers use this information to bill their subscribers, to implement customized marketing programs and to perform other data management functions. The Company also provides traffic management solutions to telecommunications companies. The Company recently introduced its first applications software product, a fraud detection and management system. The Company provides installation, ongoing maintenance, support and training, as well as customized engineering services, related to the Company's systems.

     A significant portion of the Company's revenues has been, and is expected to continue to be, derived from substantial orders placed by large organizations, and in particular three Regional Bell Operating Companies, ("RBOCs"). Aggregate revenues from U S West, Inc., Southwestern Bell
Telephone Company and Ameritech Corporation accounted for 67.5% and 61.3% of the Company's total revenues for the nine months ended June 30, 1997 and 1996, respectively. During the nine months ended June 30, 1996, an additional 12.6% of the Company's revenues was attributable to sales to Puerto Rico Telephone Co.

    Domestic revenues are typically generated under cancelable general purchase agreements which provide for the continuing supply of products and services over future years. Pricing is based upon the volume of products ordered. Internationally, the Company typically enters into long-term contracts for the delivery of turn-key systems which include products and services. The Company's revenues are difficult to forecast because the purchase of its systems generally involves a significant commitment of capital and management time, which generally results in lengthy sales cycles.

    Quarterly revenues are subject to substantial fluctuations primarily resulting from the Company's concentration of customers and the timing of orders received. The timing of orders is dependent, to a large extent, on the timing of the Company's customers' annual budget process. Historically, the Company's first and second fiscal quarters have generated a lower level of revenues compared to the Company's third and fourth fiscal quarters, by which time the Company's customers have typically approved their budgets.
The Company's operating results may fluctuate significantly from quarter to quarter or on an annual basis in the future as a result of a number of factors, including but not limited to the size and timing of customer orders; the length of the Company's sales cycle; the timing of product announcements and introductions by the Company and its competitors; the Company's ability to develop, introduce and market new products and product enhancements; market acceptance of the Company's products; deferrals of customer orders in anticipation of new products or product enhancements; the Company's ability to control costs; the availability of components; political instability in, or trade embargoes with respect to, foreign markets; changes in the Company's management team; and fluctuating economic conditions. The Company's future operating results may fluctuate as a result of these and other factors, which could have a material adverse effect on the Company's business, results of operations and financial condition.

Safe Harbor for Forward-Looking Statements

    From time to time, the Company may publish statements that are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and other matters. The Private Litigation Reform Act of 1993 provided a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to the factors listed in the previous paragraph.

Results of Operations

Quarter ended June 30, 1997 Compared to Quarter ended June 30, 1996

Revenues
    Revenues attributable to unrelated third parties ("Third-party Revenues") increased 30.8% to $9.5 million for the quarter ended June 30, 1997, from $7.3 million for the quarter ended June 30, 1996. Equipment revenues were $7.9 million for the quarter ended June 30, 1997, an increase of 31.8% over the $6.0 million for the quarter ended June 30, 1996. This increase resulted primarily from larger shipments to existing RBOC customers and the addition of several new customers. Services revenues increased 26.6% to $1.7 million for the quarter ended June 30, 1997. This increase is mainly due to increased system installation services during the quarter. For the quarters ended June 30, 1997 and 1996, the Company recognized $0 and $168,000, respectively, of related-party revenues from the sale of equipment to an entity in which the Company had an equity investment prior to May 1996. Revenues from this entity for the quarter ended June 30, 1997 and the period from May 2, 1996 to June 30, 1996 were $0 and $661,000, respectively, and are included in Third-party Revenues.

Gross Profit
    The portion of gross profit attributable to Third-party Revenues increased to 56.5% of such revenues for the quarter ended June 30, 1997 from 40.0% of such revenues for the same period in 1996. Gross profit from equipment revenues increased to 53.6% for the quarter ended June 30, 1997 from 30.9% for the same period in 1996. This increase resulted from the increase in Third-party Revenues. Gross profit from services revenues decreased to 70.3% for the quarter ended June 30, 1997 from 81.4% for the same period in 1996. This decrease is primarily due to increases in fixed costs incurred in order to support the Company's growing customer base. Total gross profit as a percentage of total revenues increased to 56.5% for the quarter ended June 30, 1997 from 40.4% for the same period in 1996. The Company has a relatively high fixed cost base which is included in cost of revenues. As a result, fluctuations in revenues may have a significant effect on margins.

Research, Development and Engineering
    Research, development and engineering expenses were $1.8 million for the quarter ended June 30, 1997, a decrease of 6.6%, compared to $1.9 million for the quarter ended June 30, 1996. As a percentage of Third-party Revenues, research, development and engineering expenses decreased during the quarter ended June 30, 1997 to 19.0% from 26.5% for the same period in 1996 due to increased Third-party Revenues. Research, development and engineering expenditures has remained relatively consistent between periods as the Company continues the development and enhancements of its products.

Selling, General and Administrative
    Selling, general and administrative expenses were $2.0 million for the quarter ended June 30, 1997, an increase of 29.4% compared to $1.6 million for the same period in 1996. As a percentage of Third-party Revenues, selling, general and administrative expenses remained relatively unchanged at 21.1% and 21.4% for the quarters ended June 30, 1997 and 1996, respectively. The absolute increase resulted primarily from the addition of staff and increased efforts in the marketing and sales departments of the Company. The increase in marketing and sales staff was a result of the Company's increased focus on developing new markets and expanding existing markets for the Company's products.

Parent Charges
    Prior to the initial public offering, Securicor charged the Company an allocated portion of group and divisional overhead costs (the "Parent Charges"). The Parent Charges for the quarter ended June 30, 1997 and 1996 were $102,000 and $120,000, respectively. The Company will not incur any Parent Charges after the initial public offering and is not expected to incur any significant expenses in lieu of these Parent Charges. The Company and Securicor have entered into an agreement effective upon the completion of the initial public offering pursuant to which Securicor will provide international marketing services to the Company for an annual charge of $160,000. In addition, the Company will pay each of its directors who are employees of Securicor annual directors fees of $20,000, which the directors will remit to Securicor.

Interest Expense
    Interest expense was $147,000 and $124,000 for the quarters ended June 30, 1997 and 1996, respectively. This increase resulted from higher borrowings from Securicor to meet working capital requirements. Upon the completion of the initial public offering, the borrowings from Securicor were fully repaid. As a result, the Company's interest expense is expected to decrease.

Other Income(Expense)
    Other expense was $55,000 for the quarter ended June 30, 1997 compared to other income of $22,000 for the quarter ended June 30, 1996.

Income Taxes
    The Company's effective tax rate was 40.3% and 38.2% for the quarters ended June 30, 1997 and 1996, respectively. Income tax expense was recorded based upon the expected annual effective income tax rate.

Nine Months Ended June 30, 1997 compared to June 30, 1996

Revenues
    Third-party Revenues increased 37.9% to $21.6 million for the nine months ended June 30, 1997, from the $15.7 million for the nine months ended June 30, 1996. Equipment revenues were $16.7 million for the nine months ended June 30, 1997, an increase of 48.1% over the $11.3 million for the nine months ended June 30, 1996. This increase resulted primarily from larger shipments to existing RBOC customers and the addition of several new customers. Services revenues increased 11.4% to $4.9 million for the nine months ended June 30, 1997. This increase is mainly due to increased system installation services during the nine months ended June 30, 1997. Additionally, the Company generated $1.7 million and $0 of Third-party Revenues for the nine months ended June 30, 1997 and 1996, respectively, related to sales of an affiliate's products which are not expected to recur in the future. For the nine months ended June 30, 1997 and 1996, the Company recognized $0 and $2.0 million, respectively, of one-time related-party revenues. These revenues were attributable to sales to a Securicor affiliate. The remaining $544,000 of related-party revenues for the nine months ended June 30, 1996 represent revenues from the sale of equipment to an entity in which the Company had an equity investment prior to May 2, 1996. Revenues from this entity for the nine months ended June 30, 1997 and the period May 2, 1996 to June 30, 1996 were $1.5 million and $661,000, respectively, and are included in Third-party Revenues.

Gross Profit
    The portion of gross profit attributable to Third-party Revenues increased to 44.5% of such revenues for the nine months ended June 30, 1997 from 33.0% of such revenues for the same period in 1996. Gross profit from equipment revenues increased to 47.9% for the nine months ended June 30, 1997 from 29.5% for the same period in 1996. These increases resulted primarily from the increase in Third-party Revenues. Gross profit from services revenues decreased to 32.7% for the nine months ended June 30, 1997 from 41.9% for the same period in 1996. This decrease is primarily due to increases in fixed costs incurred in order to support the Company's growing customer base. Total gross profit as a percentage of total revenues increased to 44.5% for the nine months ended June 30, 1997 from 33.1% for the same period in 1996. The Company has a relatively high fixed cost base which is included in cost of revenues. As a result, fluctuations in revenues may have a significant effect on margins.

Research, Development and Engineering
    Research, development and engineering expenses were $5.6 million for the nine months ended June 30, 1997, an increase of 8.8% compared to $5.1 million for the nine months ended June 30, 1996. As a percentage of Third-party Revenues, research, development and engineering expenses decreased during the nine months ended June 30, 1997 to 25.9% from 32.9% for the same period in 1996 due to increased Third-party revenue. The research, development and engineering absolute expenditures have increased primarily from the addition of engineering staff and subcontractors to support the increasing development requirements and timetables of the Company's customers.

Selling, General and Administrative
    Selling, general and administrative expenses were $6.2 million for the nine months ended June 30, 1997, an increase of 37.9% compared to $4.5 million for the same period in 1996. As a percentage of Third-party Revenues, selling, general and administrative expenses remained unchanged at 28.9% for the nine months ended June 30, 1997 and 1996. The absolute increase resulted primarily from the addition of staff and increased efforts in the marketing and sales departments of the Company. The increase in marketing and sales staff was a result of the Company's increased focus on developing new markets and expanding existing markets for the Company's products.

Parent Charges
    Prior to the initial public offering, Securicor charged the Company certain Parent Charges, which for the nine months ended June 30, 1997 and 1996 were $295,000 and $333,000, respectively. The Company will not incur any Parent Charges after the initial public offering and is not expected to incur any significant expenses in lieu of these Parent Charges. The Company and Securicor have entered into an agreement effective upon the completion of the initial public offering pursuant to which Securicor will provide international marketing services to the Company for an annual charge of $160,000. In addition, the Company will pay each of its directors who are employees of Securicor annual directors fees of $20,000, which the directors will remit to Securicor.

Interest Expense
    Interest expense was $426,000 and $351,000 for the nine months ended June 30, 1997 and 1996, respectively. This increase resulted from higher borrowings from Securicor to meet working capital requirements. Upon the completion of the initial public offering, the borrowings from Securicor were fully repaid. As a result, the Company's interest expense is expected to decrease.

Other Income(Expense)
    Other expense was $1,000 for the nine months ended June 30, 1997 compared to other income of $435,000 for the nine months ended June 30, 1996. A litigation settlement gain of $350,000 was recognized in the first quarter of fiscal 1996.

Equity in Loss of Investee
    The Company recorded a $18,000 loss for the nine months ended June 30, 1996 as a result of its investment in Metapath Corporation which was accounted for under the equity method. This investment was sold in May 1996. See Note 5 of Notes to Consolidated Financial Statements.

Income Taxes
    The Company's effective tax rate was 42.2% and 38.2% for the nine months ended June 30, 1997 and 1996, respectively. Income tax benefits were recorded in both periods due to the losses incurred based upon the expected annual effective income tax rate.

Liquidity and Capital Resources

    Prior to its initial public offering, the Company financed its operations primarily with cash generated from operations and borrowings from Securicor. As of June 30, 1997, the Company had $851,000 of cash, $12.3 million in net trade accounts receivable, and $9.3 million of working capital deficit.

    Net cash used in operating activities was $1.1 million and $5.1 million for the nine months ended June 30, 1997 and 1996, respectively. In 1997, a decrease in accounts receivable of $3.5 million, an increase in inventories of $3.4 million and a decrease in accrued tax payable of $3.3 million were only partially offset by a $2.1 million increase in accounts payable. In 1996, increases in accounts receivable of $2.4 million, a decrease in accrued tax payable of $1.2 million and the net loss of $1.1 million which included a $2.1 million gain of sale of investment, contributed to the use of cash.

    Net cash used in investing activities was $1.2 million for the nine months ended June 30, 1997. Net cash provided by investing activities was $1.0 million for the nine months ended June 30, 1996. Net cash provided by investing activities for the nine months ended June 30, 1996 was positively affected by the sale of an investment for $2.1 million. Purchases of property and equipment for the nine months ended June 30, 1997 and 1996 were $1.2 million and $1.0 million, respectively.

    Net cash used in financing activities was $176,000 for the nine months ended June 30, 1997. Net cash provided by financing activities was $3.1 million for the nine months ended June 30, 1996. During the nine months ended June 30, 1996, cash provided by financing activities resulted primarily from $2.8 million of net advances that the Company received from Securicor.

    To date, the Company's funding requirements outside of those generated from operations have been satisfied from borrowings from Securicor. The Company's obligation to Securicor was approximately $23.3 million at both
June 30, 1997 and September 30, 1996. In connection with the initial public offering, the Company repaid all of its outstanding borrowings from Securicor. The Company does not expect to borrow from Securicor in the future.

    The Company is in the process of establishing commercial banking relationships. The Company has received a commitment subject to certain closing conditions for the establishment of a $2.5 million credit facility from a bank which will be used to meet short-term borrowing requirements.

    The Company believes that its existing cash balances, cash generated from operations, borrowings under the credit facility and the net proceeds from the initial public offering will be sufficient to meet the Company's cash requirements during the next twelve months. However, depending upon its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or, if available, will be on terms satisfactory to the Company.

Inflation and Foreign Exchange

    To date, inflation and foreign currency fluctuations have not had a material impact on the Company's financial condition and results of operations. All sales arrangements with third-party international customers are denominated in US dollars.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    As disclosed in the Prospectus relating to the Company's initial public offering, the Company received a letter dated June 19, 1997 from Acxiom Corporation ("Acxiom") requesting that the Company cease using the name "Axiom." Acxiom filed suit against the Company in the United States District Court for the District of Delaware on August 1, 1997 alleging trademark infringement and dilution under the Lanham Act, as well as related state law causes of action. Acxiom seeks a judgment against the Company enjoining any future use of the Axiom name and Axiom tradenames, future acts of unfair competition in the United States, and destruction of all advertising and promotional material, and awarding treble damages in an unspecified amount because of the alleged willfulness of the Company's infringement. The Company intends to vigorously defend against these claims and believes that they are without merit because of the lack of correspondence between the products, services and customers of the two companies. There is no assurance, however, that these claims will be resolved on terms favorable to the Company.

ITEM 2. CHANGES IN SECURITIES
         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 22, 1997, the Company's sole stockholder, SCL, by consent in writing without a meeting, approved the change of the Company's name from "Securicor Communications Inc." to "Axiom Inc."

    On May 23, 1997,  SCL, by consent in writing without a meeting, approved:
(i) the merger of the Company's wholly-owned subsidiary Securicor
Telesciences Inc. with and into the Company; and (ii) the sale of the stock of Securicor 3Net, Inc. and Securicor Richmond Holdings Inc. at book value to affiliates of Securicor.

    On May 29, 1997, SCL, by consent in writing without a meeting, approved the Amended and Restated Certificate of Incorporation and the Amended and Restated By-laws of the Company and the 1997 Stock Incentive Plan.

    On July 1, 1997, SCL, by consent in writing without a meeting, authorized the Company's Board of Directors to approve an Employee Stock Purchase Plan pursuant to which employees would have the opportunity to purchase up to 300,000 of the Company's Common Stock.

ITEM 5. OTHER INFORMATION
         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              11 Statement re: computation of earnings per common share 27 Financial Data Schedule

         (b)  Reports on Form 8-K
              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AXIOM INC.
                                   ----------




    Dated:    August 21 , 1997              By:  /s/ Andrew P. Maunder
              ----------------                  -------------------------
                                                 Andrew P. Maunder
                                                 President &
                                                 Chief Executive Officer



    Dated:    August 21 , 1997              By:  /s/ Mark J. Kadish
              ----------------                  -------------------------
                                                 Mark J. Kadish
                                                 Chief Financial Officer