Form 10-K
period 1997-09-30
AXIOM INC
filed 1997-12-29
CIK 1037002

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

    For the fiscal year ended September 30, 1997

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

Commission File Number 0-22601.

                                   AXIOM INC.

               (Exact name of registrant as specified in its charter)

                 DELAWARE                                   51-0356153
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                  Identification Number)

           351 NEW ALBANY ROAD                              08057-1177
              MOORESTOWN, NJ                                (Zip Code)
     (Address of principal executive
                 offices)

                                 (609) 866-1000
              (Registrant's telephone number, including area code)
          Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                         ON WHICH REGISTERED
         ----------------------                      ------------------------
                   none                                        none

    Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                    ----------------------------------------
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X NO

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock as reported by Nasdaq as of December 9, 1997: $13,081,250. For purposes of making this calculation only, registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the common stock of the registrant.

    The number of outstanding shares of the registrant's common stock, par value $.01 per share, on December 19, 1997 was 6,466,900.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the following documents are incorporated by reference herein:

1. Notice of and Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this annual report, incorporated by reference in Part III hereof.

                               TABLE OF CONTENTS

ITEM                                                                                                                    PAGE
---------------------------------------------------------------------------------------------------------------          --
                                                         PART I
           ----------------------------------------------------------------------------------------------------
1.         Business                                                                                                       3
2.         Properties                                                                                                     5
3.         Legal Proceedings                                                                                              6
4.         Submission of Matters to a Vote of Security Holders                                                            6

                                                         PART II
5.         Market for Registrant's Common Equity and Related Shareholder Matters                                          6
6.         Selected Financial Data                                                                                        6
7.         Management's Discussion and Analysis of Financial Condition and Results of Operations                          8
7A.        Quantitive and Qualitive Disclosure About Market Risk                                                         11
8.         Financial Statements and Supplementary Data                                                                   12
9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                          26

                                                         PART III
10.        Directors and Executive Officers of the Registrant                                                            27
11.        Executive Compensation                                                                                        28
12.        Security Ownership of Certain Beneficial Owners and Management                                                28
13.        Certain Relationships and Related Transactions                                                                28

                                                         PART IV
14.        Exhibits, Financial Statement Schedule and Reports of Form 8-K                                                28
           Signatures                                                                                                    32

                                     PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

    From time to time, the Company may publish statements which are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations performance development and results of the Company's business include, but are not limited to: (i) reliance on a limited number of significant customers and dependence on Sterling Series products; (ii) difficulty in predicting quarterly revenues because of long sales cycles and customer budgetary constraints; (iii) competition in the market for billing data collection and traffic management systems; (iv) rapid and unexpected changes in the telecommunications markets and technologies; (v) the success of the Company's sales and marketing strategies; (vi) the ability of the Company to manage its growth; (vii) the ability of the Company to motivate, and retain the services of its key management and technical personnel and continue to hire additional qualified personnel to meet the Company's evolving staffing needs; and (viii) risks related to sales to international customers, including, but not limited to, currency fluctuations, instability in financial markets and unanticipated shifts in economic policies of foreign governments.

GENERAL DEVELOPMENT OF BUSINESS

    The Company is the successor to a corporation formed in 1967. The Company was formed as a Delaware corporation in June 1994 in connection with the acquisition of the wireline division of TeleSciences, Inc. (the "Predecessor Business"). On May 22, 1997, the Company changed its name from Securicor Communications Inc. to Axiom Inc. Through May 23, 1997, the Company's business was conducted through its wholly-owned subsidiary, Securicor Telesciences Inc. ("STI"). On that date, STI merged into the Company. The Company completed an initial public offering of its Common Stock on July 8, 1997 (the "Offering"). Prior to the completion of the offering, the Company was a wholly-owned subsidiary of Securicor Communications Limited ("Securicor Communications"), a company based in the United Kingdom, and an indirect wholly-owned subsidiary of Securicor plc, a multinational company based in the United Kingdom (collectively with Securicor Communications and other wholly-owned subsidiaries, other than the Company and its subsidiary, "Securicor").

PRODUCTS AND RELATED SERVICES

    GENERAL

    The Company's principal products are billing data collection systems and traffic management systems utilized by operators of telecommunications networks. Telecommunications networks consist primarily of lines (which connect a terminal device, such as a telephone or modem, with a switch), trunks (which connect two or more switches) and switches. A telecommunications switch is a computer-based system that connects users of telecommunications networks. The switch provides a dial tone to the calling party, routes the call based upon the telephone number dialed by the calling party, connects the calling and called parties (or provides a busy signal if the called number is busy), releases all equipment upon the completion of the call and creates a call detail record ("CDR") of the call. The Company's billing data collection systems collect, process and transmit these CDRs from telecommunications switches to the customer's information management network.

    The number of trunks required by any telecommunications network depends primarily on the number, timing and duration of calls. If a network has too many available trunks, costs to the operator and users are increased. If a network has too few available trunks, users are unable to have their calls connected, resulting in complaints from users and lost revenues to the operator. The Company's traffic management systems capture information on trunk usage that is transmitted to the customer's network planners who use the information to try to plan their networks so that the optimal number of trunks are available at the appropriate times and at the appropriate places in the network.

BILLING DATA COLLECTION PRODUCTS

    The Company offers an integrated suite of billing data collection products marketed under the "Sterling Series" name. The individual products that comprise the Sterling Series are designed to work as a system; however, the Company sells each component separately so that the system can be configured to meet the exact needs of the customer. The Sterling Series was introduced by the Company at the end of 1995 as the successor to its PDU-20 (Pollable Data Unit) and SX5000 (Host Collector) billing data collection system that the Company introduced in the 1980s as the "SEBX Series." Compared with the SEBX Series, the Sterling
Series provides substantially increased storage capacity and processing power, enhanced interconnectivity with a wide range of data management systems and increased speed of network data delivery.

    The core components of the Sterling Series are the Sterling 500 data server and the Sterling 5000 billing data collector, each of which can be configured with a variety of specialized processing modules. The Sterling Series is controlled through the Company's Sterling Manager software that runs on the Sterling 5001 workstation. The Sterling Series also includes the Sterling 5410 data distribution platform. These components of the Sterling Series are described in further detail below.

    STERLING 500. The Sterling 500 is a data server that consists of a processor unit equipped with a UNIX-based operating system. The Sterling 500 typically interfaces with between one and four switches to obtain all transactional data generated by the switches. The Sterling 500 can be configured on a fully redundant basis and shares many capabilities with the Sterling 5000 described below, such as the ability to support multiple switches and switch interfaces, scaleability and compatibility with a wide range of local-and wide-area-network environments.

    STERLING 5000. The Sterling 5000 is a centralized billing data collector that collects transactional data primarily call detail records (CDRs) from data servers, such as the Sterling 500, or directly from up to 200 telecommunications switches or other CDR generating sources. The Sterling 5000 consists of a multi-processor Hewlett-Packard Co. ("Hewlett-Packard") computer equipped with specialized software. The Sterling 5000 is equipped with specialized input interfaces which permit the unit to collect data from a wide variety of switch and server types. After the data is collected, the Sterling 5000's resident preprocessing software reformats the CDRs into a normalized format which facilitates further processing, storage or delivery to other data management systems.

    The Sterling 5000 processes the normalized CDRs through a number of applications, some of which are standard features of the Sterling 5000 and some of which are provided by specialized processing modules that the Company sells separately.

    STERLING 5001; STERLING MANAGER. The Sterling 5001 is a workstation equipped with Graphical User Interface (GUI)-based software that provides communication, command and control capabilities for a network of one or more Sterling 5000s and Sterling 500s. The Sterling 5001 is generally used in combination with the Company's Sterling Manager software product, which can be easily adapted to interface with additional Sterling and non-Sterling hardware and software products. With easy-to-use "point and click operation," the Sterling 5001 optimizes systems control and enables the customer's personnel to manage from remote locations data collecting, processing and distributing functions performed by equipment installed at fully automated facilities. By combining the ability to manage remote operations with the advantages of a user-friendly interface, the Company's products help its customers to control their personnel-related costs.

    STERLING 5410. The Sterling 5410 is a UNIX-based data distribution platform designed to receive CDR data from other Sterling Series products and perform independent data processing. The Sterling 5410 offers end users full access to that data while, at the same time, maintaining a security "firewall" between these external users and the revenue-critical billing system directly supported by other Sterling Series products. The platform has the further advantage of being able to aggregate data from several Sterling 5000s and 500s by communication through a provider's own network file servers. Currently, the primary application of the Sterling 5410 permits ILECs to provide call detail data to their Centrex customers.

    SPECIALIZED PROCESSING MODULES ("SPMS"). The Company offers purchasers of the Sterling 500 and 5000 the power to build quickly and easily their own applications by using Company-designed software modules called SPMs. SPMs are user-defined transaction processing functions for exclusive use on the Sterling Series billing data collection products that offer a rules-based approach to building processing features. Each SPM performs a unique operation on the transaction data, but SPMs can be implemented in groups with defined interactions among the separate modules. Configurations of these groups of modules can be designed, enabled and disabled by customer personnel using a convenient graphical display, thereby reducing the need for costly and time-consuming revisions to customers' application software systems.

TRAFFIC MANAGEMENT PRODUCTS

    The Company provides a comprehensive traffic management system under the name Manifest-TM- (formerly Autrax 5000). This product provides telecommunications companies with real-time traffic data to detect and locate quickly exchange and network problems, plan and route strategically traffic through the network, improve the over-all quality of service and reduce significantly customer complaints. The Manifest" traffic management system features a GUI-based system with cross-platform (Windows NT and UNIX) capabilities, compliance with the Open Database Connectivity standard, a function to permit its reports to be accessed by a web browser and an adaptive normalizer which permits greater customer flexibility in report creation.

    Many large telecommunications service providers in the United States, such as the RBOCs, developed their own traffic management systems. These systems typically have not been significantly upgraded or improved in nearly a decade. With demand for wireline telecommunications services increasing rapidly, as evidenced by the increasing demand by businesses and private households for Internet access through wirelines, "Incumbent" local exchange companies (ILECs) and other owners of wireline systems increasingly will demand more sophisticated traffic management tools. Also, increasing competition in each market segment creates the need for products that can accurately measure and report inter-company transactions and facilitate settlements between telecommunications service providers. Similarly, privatization and other competitive factors have increased the need of international telecommunications service providers for more sophisticated traffic management systems.

    The Company's traffic management system consists of a Hewlett-Packard-based hardware platform loaded with Company-developed software. The system collects and processes traffic information from a wide array of switch technologies, including digital, analog and cellular switches and traffic management system points in the service provider's signal control system, such as the RBOCs' Signaling System 7. The system interfaces directly with the switches to collect traffic data and generate maintenance reports in a standard database format. The Manifest-TM- traffic management system centralizes the raw data into database tables so that standard and customized reports can be generated. As with the Sterling Series billing data collection products, the Manifest-TM- traffic management system is fully scaleable, permitting easy upgrades to meet rising system demands.

NEW PRODUCTS AND SERVICES

    The Company recently commenced offering professional engineering services to its customers to assist them to make better use of the Company's products. The Company's engineers assist telecommunications services customers to develop customized applications programs and introduce them to product feature enhancements. Services include developing: user interfaces, system interfaces and network and alarm system management interfaces; custom filters to screen call data used in fraud management and other processing applications; and software for custom data handling, reformatting and report generation. The Company believes that its technology services are important in demonstrating the Company's responsiveness to the needs of its customers.

    The Company recently introduced its first software application for use outside of, or together with, its billing data collections system: a fraud management program. This product is designed to assist providers in detecting and managing fraudulent use of telecommunications systems. The software for this product has been obtained by the Company from an outside software development firm pursuant to a license that grants the Company exclusive rights for the software in the United States and Canada and non-exclusive rights elsewhere worldwide through October 1999 and thereafter until terminated by either party upon three months notice. The licensor's products are currently in commercial use in the United Kingdom.

    In the future the Company will consider introducing new software applications that are compatible with its other billing data collection and traffic management products. The Company may also consider developing interfaces that permit its systems to transmit data from sources other than telecommunications networks, including possibly other utilities and cable television systems. There is no assurance, however, that any of these products will be successfully developed or marketed.

SUPPLY RELATIONSHIPS

    The Company purchases and licenses products and technology from a variety of providers. The Company purchases Hewlett-Packard hardware and software that is used primarily for its Sterling 5000 and traffic management product through an agreement with a major Hewlett-Packard distributor. The Comapny licenses the real-time operating system used in the Sterling Series from Lynx Real-Tool Systems, Inc., software fot its traffic management product from Informix Software, Inc. and the software for its recently introduced fraud detection and management product from a private United Kingdom company. The Company also purchases processing boards for its Sterling 500s and other products from Motorola, Inc. through a distributor. The Company believes its relationships with its suppliers are good and there are no issues related to obtaining product.

CUSTOMERS

    The Company's customers include large telecommunications companies based in a number of countries around the world.

    The following table sets forth information with respect to sales to certain major customers during the twelve-months ended September 30, 1997 ("fiscal 1997") and the twelve-months ended September 30, 1996 ("fiscal 1996").

                                                                    FISCAL 1997                       FISCAL 1996
                                                          --------------------------------  --------------------------------
                                                                            PERCENTAGE                         PERCENTAGE
                                                                             OF TOTAL                           OF TOTAL
CUSTOMER                                                     REVENUES        REVENUES          REVENUES         REVENUES
--------------------------------------------------------  --------------- ---------------   ---------------  ---------------
U S West, Inc...........................................  $13.8 million              42%    $10.2 million              30%
Southwestern Bell Telephone Company.....................  $3.2 million               10%    $6.3million                19%
Ameritech Corporation...................................  $2.9 million                9%    $4.4million                13%
Puerto Rico Telephone Co................................  $.9 million                 3%    $3.2 million                9%
Telecom Argentina.......................................  $2.0 million                6%    $1.2 million                3%
PT. Telekomunidasi Indonesia............................  $3.1 million               10%          --               --

BACKLOG

    The Company's backlog (firm purchase orders for products and services that shave not yet been recognized as revenue) was approximately $7.5 million and $4.7 million at December 1, 1997 and December 1, 1996, respectively. The Company normally has a relatively small amount of product and service backlog because ongoing informal communication with its major customers generally enables the Company to anticipate orders and ship products within a relatively short time after the customer's order is received. The Company expects to be able to fill substantially all backlog existing at September 30, 1997 prior to the end of fiscal 1998.

RESEARCH AND DEVELOPMENT

    The Company's research and development efforts are directed towards developing new products and improving existing products by incorporating new features and technologies. The Company believes that the timely development of new products and enhancements is critical to its maintaining its leadership position in its current marketplace and in gaining penetration in new markets.

    During fiscal 1995, fiscal 1996 and fiscal 1997, development and engineering expenses were $5.9 million, $7.0 million and $7.6 million respectively. Product research, development and engineering expenses are expected to increase in fiscal 1998. None of the research, development and engineering expenses have been capitalized.

EMPLOYEES

    As of December 19, 1997, the Company had a total of 203 employees. At that date, the Company also engaged nine individuals on a consulting basis. None of the Company's employees is represented by a labor union. The Company believes that its relations with its employees is good.

ITEM 2. PROPERTIES

    The Company's headquarters is presently located in a 40,000 square foot leased facility in Moorestown, New Jersey. This facility is fully utilized and additional space is required.

    Consequently, the Company has signed a new lease agreement to relocate its headquarters to Mount Laurel, New Jersey. This facility is a 62,000 square foot facility, which the Company believes will be suitable and adequate for its present and forseeable future needs. It is projected that the relocation will take place in April 1998.

    The Company's manufacturing group is located presently in an adjoining 34,000 square foot facility. This lease expires in August 1998, with the Company having an option to renew for an additional five years, This facility is well maintained, in good condition, and suitable and adequate for its present and forseeable future needs. It is not anticipated that the Company will relocate this facility.

ITEM 3. LEGAL PROCEEDINGS

    To be provided.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
  MATTERS

    (a) Market Information.

    The Common Stock of the Company is traded in the Nasdaq National Stock Market Inc.'s ("Nasdaq National Market") under the symbol "AXIM". The following table sets forth, for the fiscal period indicated, the high and low closing sales price per share of Common Stock as reported by Nasdaq. Regular-way trading in the Common Stock commenced on Nasdaq on July 8, 1997.

1997                                                                            HIGH        LOW
----------------------------------------------------------------------------  ---------  ---------
Fourth Quarter (from July 8, 1997)..........................................  $   14.50  $    9.00

    (b) Holders.

    As of December 23, 1997 there were approximately nine record holders of the Common Stock.

    (c) Dividends.

    The Company does not anticipate paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA
  (IN THOUSANDS, EXCEPT PER SHARE DATA)

    The information set fourth below should be read in conjunction with the consolidated financial statements and notes thereto, and the other financial information included elsewhere in this Form 10-K, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations".

    The following table summarizes selected financial data of the Company and the Predecessor Business.

                                                                                            PREDECESSOR BUSINESS (1)
                                                                                               YEAR ENDED JUNE 30,
                                                                                       -----------------------------------
                                                                                        PERIOD FROM
                                                                                       JULY 1, 1994
                                                   YEAR ENDED                               TO
                                                  SEPTEMBER 30,                        SEPTEMBER 30,
                                                      1997         1996       1995         1994         1994       1993
                                                  -------------  ---------  ---------  -------------  ---------  ---------
Statements of Operations Data:
REVENUES:
Unrelated third parties:
Equipment.......................................    $  24,437    $  23,358  $  18,000    $   4,242    $  13,963  $  14,799
Services........................................        8,570        7,739      5,766        1,364        6,266      6,899
                                                    ---------    ---------  ---------    ---------    ---------  ---------
                                                       33,007       31,097     23,766        5,606       20,229     21,698
                                                    ---------    ---------  ---------    ---------    ---------  ---------
Related parties.................................                     2,867      1,802
                                                    ---------    ---------  ---------    ---------    ---------  ---------
Total revenues..................................       33,007       33,964     25,568        5,606       20,229     21,698
                                                    ---------    ---------  ---------    ---------    ---------  ---------
COST OF REVENUES:
Unrelated third parties:
Equipment.......................................       13,167       11,639      9,110        2,271        8,785      6,315
Services........................................        4,732        4,580      3,093        1,086        4,018      4,586
                                                    ---------    ---------  ---------    ---------    ---------  ---------
 ................................................       17,899       16,219     12,203        3,357       12,803     10,901
                                                    ---------    ---------  ---------    ---------    ---------  ---------
Related parties.................................                     1,946      1,274
                                                    ---------    ---------  ---------    ---------    ---------  ---------
Total cost of revenues..........................       17,899       18,165     13,477        3,357       12,803     10,901
                                                    ---------    ---------  ---------    ---------    ---------  ---------
Gross profit....................................       15,108       15,799     12,091        2,249        7,426     10,797
                                                    ---------    ---------  ---------    ---------    ---------  ---------
OPERATING EXPENSES:
Research, development and engineering...........        7,580        7,003      5,948        1,348        5,450      4,913
Selling, general and administrative.............        8,731        6,308      5,206        1,072        4,985      4,986
Parent charges..................................          295          403        386
Charge for purchased research and development
  (2)...........................................                                             6,700
Total operating expenses........................       16,606       13,714     11,540        9,120       10,435      9,899
                                                    ---------    ---------  ---------    ---------    ---------  ---------
Operating income (loss).........................       (1,498)       2,085        551       (6,871)   $  (3,009) $     898
                                                    ---------    ---------  ---------    ---------    ---------  ---------
 ................................................          327          514        112            9
INTEREST EXPENSE, net (including related party
  interest)
OTHER INCOME....................................           (1)         430        148           66
EQUITY IN LOSS OF INVESTEE......................                        18        494
GAIN ON SALE OF INVESTMENT......................                     2,061
                                                    ---------    ---------  ---------    ---------    ---------  ---------
Income (loss) before income taxes...............       (1,824)       4,044         93       (6,814)
INCOME TAX (EXPENSE) BENEFIT....................          645       (1,543)       (35)       2,716
                                                    ---------    ---------  ---------    ---------    ---------  ---------
NET INCOME (LOSS)...............................    $  (1,179)   $   2,501  $      58    $  (4,098)
                                                    ---------    ---------  ---------    ---------    ---------  ---------
                                                    $   (0.28)   $    0.72  $    0.02    $   (1.18)
                                                    ---------    ---------  ---------    ---------    ---------  ---------
NET INCOME (LOSS) PER COMMON SHARE
 ................................................        4,144        3,477      3,477        3,477
                                                    ---------    ---------  ---------    ---------    ---------  ---------
SHARES USED IN COMPUTING NET INCOME (LOSS) PER
  COMMON SHARE


                                                                        Axiom Inc.                Predecessor Business (1)
                                                                      September 30,                 Year Ended June 30,
                                                                   --------------------             -------------------
                                                                     1997       1996       1995       1994       1994       1993
                                                                   ---------  ---------  ---------  ---------  ---------  ---------
Balance Sheet Data:
Cash and cash equivalents........................................  $   7,206  $   3,326  $   1,449  $   225 $             $      32
Total assets.....................................................     37,023     30,336     21,849     15,302      9,027     13,435
Working capital (deficit), excluding obligations to parent and
  affiliates (3).................................................     22,327     14,698      6,671      1,742        330     (1,389)
Obligations to parent and affiliates(3)..........................        183     23,291     18,461   12,603 _
Long-term debt...................................................                   147
Stockholders' equity (deficit) (3)...............................     29,687     (1,539)    (4,040)    (4,098)     2,330      1,363


------------------------

(1) The statement of operations and balance sheet data presented for the Predecessor Business represent the information for the Wireline Division of TeleSciences, Inc. The Predecessor Business data excludes any intercompany information with its former owner.

(2) Represents a one-time charge for purchased research and development which was incurred as a result of the acquisition of the Predecessor Business by the Company on July 1, 1994. The acquisition was accounted for under the purchase method of accounting.

(3) The Company's acquisition of the Predecessor Business and other financing requirements have been primarily funded from borrowings from Securicor rather than equity investment. These borrowings are classified as obligations to parent and affiliates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company develops, markets and supports integrated hardware and software systems that are able to collect and process an increasing volume of transaction information from a wide variety of wireline switches and transmit the information to the customer's information management networks. The Company is developing systems that process transaction information from wireless, Asynchronous Transfer Mode,("ATM") and other specialized telecommunications switches. The Company's customers use this information to bill their subscribers, to implement customized marketing programs and to perform other data management functions. The Company also provides traffic management solutions to telecommunications companies. The Company recently introduced its first applications software product, a fraud detection and management system. The Company provides installation, ongoing maintenance, support and training, as well as customized engineering services, related to the Company's systems.

    A significant portion of the Company's revenues have been, and are expected to continue to be, derived from substantial orders placed by large organizations, and in particular three RBOCs. Aggregate revenues from ("US West"), Southwestern Bell Telephone Company ("Southwestern Bell") and Ameritech Corporation ("Ameritech") accounted for 60.2% 61.6% and 51.2% of the Company's total revenues for the years ended September 30, 1997, 1996 and 1995, respectively. During fiscal 1997, an additional 9.5% of the Company's revenues was attributable to sales to PT Telekomunicasi, Indonesia ("PT Telekom, Indonesia"), During fiscal 1996, 9.4% of the Company's revenues was attributable to sales to Puerto Rico Telephone Co.

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

    The Company generally recognizes revenues for products at the time of shipment and for services when performed. Revenues from support and maintenance contracts are recognized on a pro-rata basis over the term of the relevant agreement.

    Quarterly revenues are subject to substantial fluctuations due primarily to the Company's concentration of customers and the timing of orders received. The timing of orders is dependent, to a large extent, on the timing of the Company's customers' annual budget process. Historically, the Company's first and second fiscal quarters have generated a lower level of revenues compared to the Company's third and fourth fiscal quarters, by which time the Company's customers have typically approved their budgets. Historically, product and service backlog has been a relatively small amount and the majority is fulfilled within three months. Because of its close links to, and ongoing communications with, its customers, the Company generally is able to plan for product demand and, when the order is received, ship its products within a relatively short time period thereafter.

    Cost of revenues includes the direct cost of hardware and software modules, other manufacturing costs related to the assembly and testing of products, customer service costs, agent commissions where applicable, and other variable costs such as freight, scrap and installation materials. The Company has a relatively high fixed cost base which is included in cost of revenues. As a result, any significant decline in revenues would likely have a significant adverse effect on margins.

    Research, development and engineering expenses consist of payroll and related expenses and other costs associated with the design and development of the Company's products. These costs are charged to expense as incurred.

    Selling, general and administrative expenses consist of costs to support the Company's sales, marketing and administrative functions. Included within these costs are payroll and related expenses, supplies, travel, outside services, as well as the cost of the Company's participation in trade shows, industry conferences and related travel and promotional costs.

RESULTS OF OPERATIONS

Fiscal 1997 Compared to Fiscal 1996

    REVENUES

    Revenues attributable to unrelated third parties ("Third-party Revenues") increased by 6.1% from $31.1 million in fiscal 1996 to $33.0 million in fiscal 1997. Equipment revenues increased 4.6% from $23.4 million in fiscal 1996 to $24.4 million in fiscal 1997. This increase resulted primarily from the addition of several new customers in Asia and Europe. Services revenues increased 10.7% from $7.7 million in fiscal 1996 to $8.6 million in fiscal 1997. This increase is mainly due to increased system installation services during the year. Additionally, the Company generated $1.2 million and $792,000 of Third-party Revenues for in fiscal 1997, and fiscal 1996, respectively, related to sales of an affiliate's products which are not expected to recur in the future. See Note 5 of Notes to Consolidated Financial Statements. For fiscal 1996, the Company recognized $2.3 million of one-time related-party revenues attributable to sales to a Securicor affiliate. The remaining $544,000 of related-party revenues for fiscal 1996 are from the sale of equipment to an entity in which the Company had an equity investment from January 1995 to May 1996. See Note 5 of Notes to Consolidated Financial Statements. Revenues from this entity for fiscal 1997 and the period May 2, 1996 to September 30, 1996 were $1.1 million and $1.6 million, respectively, and are included in Third-party Revenues, for these periods.

    GROSS PROFIT

    Gross profit equalled 45.8% of Third-party Revenues in fiscal 1997 and decreased from 47.8% of such revenues in fiscal 1996. Gross profit related to equipment revenues was 46.1% in fiscal 1997 and 50.2% in fiscal 1996. Gross profit related to services revenues was 44.8% for the year ended September 30, 1997 and 40.8% in fiscal 1996. The decrease in gross profit as a percentage of Third-party revenues and of equipment revenues is primarily due to increases in fixed costs incurred in order to support the Company's growing customer base. The Company has a relatively high fixed cost base which is included in cost of revenues. As a result, fluctuations in revenues have a significant effect on margins. The increase in gross profit related to service revenues is attributable to the benefit of spreading higher revenues over the Company's fixed cost base. Total gross profit as a percentage of total revenues was 45.8% for fiscal 1997 and 46.5% in fiscal 1996.

    RESEARCH, DEVELOPMENT AND ENGINEERING

    Research, development and engineering expenses increased 8.2% from $7.0 million in fiscal 1996 to $7.6 million in fiscal 1997 and increased as a percentage of Third-party Revenues from 22.5% in fiscal 1996 to 23.0% in fiscal 1997. The absolute increase resulted primarily from the addition of engineering staff and subcontractors to support the increasing development requirements and demanding timetables of the Company's customers.

    SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses increased 38.4% from $6.3 million in fiscal 1996 to $8.7 million in fiscal 1997. As a percentage of Third-party Revenues, selling, general and administrative expenses increased from 20.3% in fiscal 1996 to 26.5% in fiscal 1997. The absolute increase resulted primarily from the addition of staff in the marketing and sales departments of the Company. The increase in marketing and sales staff was a result of the Company's increased focus on developing new markets and expanding existing markets for the Company's products.

    PARENT CHARGES

    After the acquisition of the Predecessor Business, Securicor began to charge the Company an allocated portion of group and divisional overhead costs (the "Parent Charges"). The Parent Charges for fiscal 1997 and fiscal 1996 were $295,000 and $403,000, respectively. The Company did not incur any Parent Charges after the Offering and is not expected to incur any significant expenses in lieu of these Parent Charges. The Company and Securicor have entered into an agreement pursuant to which Securicor will provide international marketing services to the Company for an annual charge of $160,000. In addition, the Company will pay each of its directors who are employees of Securicor annual directors fees of $20,000, which the directors will remit to Securicor.

    INTEREST EXPENSE

    Interest expense in fiscal 1997 and fiscal 1996 was $327,000 and $514,000 respectively. This decrease resulted from the repayment of all the Company's outstanding borrowings from Securicor with the proceeds of the Offering.

    OTHER INCOME (EXPENSE)

    Other income decreased from $430,000 in fiscal 1996 to an expense of($1,000) for fiscal 1997. A litigation settlement gain of $350,000 was recognized in the first quarter of fiscal 1996.

EQUITY IN LOSS OF INVESTEE

    The Company recorded a $18,000 loss in fiscal 1996 as a result of its investment in Metapath Corporation which was accounted for under the equity method. This investment was sold in May 1996, resulting in a gain on sale of this investment of $2,061,000. See Note 5 of Notes to Consolidated Financial Statements.

    GAIN ON SALE OF INVESTMENT

    In May 1996, the Company sold its interest in Metapath Corporation in which it had made an iditial investment of $512,000. A gain of $2,061,000 was reported related to this sale. See Note 5 of Notes to Consolidated Financial Statements.

    INCOME TAXES

    The Company's effective tax rate was 35.4% for fiscal 1997 and was 38.2% for fiscal 1996. An income tax benefit was recorded in fiscal 1997 due to the losses incurred.

Fiscal 1996 Compared to Fiscal 1995

    REVENUES

    Third-party Revenues increased 30.8% from $23.8 million in fiscal 1995 to $31.1 million in fiscal 1996, of which $15.4 million was recognized in the fourth fiscal quarter. Equipment revenues increased 29.8% from $18.0 million in fiscal 1995 to $23.4 million in fiscal 1996. Upon the acquisition of the Predecessor Business on July 1, 1994, the Predecessor Business had three principal customers: U S West, Ameritech and Telecom Argentina. Since the acquisition, the Company has increased its customer base. The increase in revenues in fiscal 1996 resulted, in large part, from increased revenues from U S West and Southwestern Bell. Internationally, the Company generated revenues from the Puerto Rico Telephone Co. which were offset by lower revenues from long-term contracts with Telecom Argentina and two Brazilian telephone operators, which contracts were substantially completed in early fiscal 1996. Third-party Revenues from international customers were $8.8 million in fiscal 1995 and $7.2 million in fiscal 1996. The Company expects international revenues to continue to be significant in future periods as a result of the Company's planned expansion of its international marketing efforts. The Company introduced a new product line, the Sterling Series, in late 1995. Revenues from new products, principally the Sterling Series products, accounted for approximately 6.3% and 41.3% of Third-party Revenues in fiscal 1995 and fiscal 1996, respectively. Services revenues increased 34.2% from $5.8 million in fiscal 1995 to $7.7 million in fiscal 1996. This is primarily due to an increase in installations related to equipment sold and additional support contract revenue from U S West. In fiscal 1995 and fiscal 1996, the Company also generated related-party revenues from sales to an affiliate of Securicor of $1.4 million and $2.3 million, respectively, which will not recur in the future. The remaining related-party revenues of $381,000 and $544,000 for fiscal 1995 and fiscal 1996, respectively, represent revenues from the sale of equipment to an entity in which the Company had an equity investment from January 1995 to May 1996. See Note 5 of Notes to Consolidated Financial Statements. Revenues from this entity from May 1996 to September 30, 1996 were $1.6 million and are included in Third-party Revenues. In fiscal 1996, the Company also generated $792,000 of Third-party Revenues related to sales of an affiliate's products which are not expected to recur subsequent to May 1997. See Note 5 of Notes to Consolidated Financial Statements.

    GROSS PROFIT

    The portion of gross profit attributable to Third-party Revenues was 48.7% of such revenues in fiscal 1995 and 47.8% of such revenues in fiscal 1996. Gross profit related to equipment revenues was 49.4% in fiscal 1995 and 50.2% in fiscal 1996. Gross profit related to services revenues was 46.4% in fiscal 1995 and 40.8% in fiscal 1996. This decrease in margin as a percentage of revenues is due to additional fixed costs incurred to support the increasing customer base. The fiscal 1996 cost of revenues includes increased program management costs of approximately $500,000 associated with supporting significant customer contracts. Total gross profit as a percentage of total revenues remained substantially constant in fiscal 1995 and fiscal 1996.

    RESEARCH, DEVELOPMENT AND ENGINEERING

    Research, development and engineering expenses increased 17.7% from $5.9 million in fiscal 1995 to $7.0 million in fiscal 1996. As a percentage of Third-party Revenues, research, development and engineering expenses decreased from 25.0% in fiscal 1995 to 22.5% in fiscal 1996. The absolute increase in such expenses related primarily to the further development and enhancement of the Company's Sterling Series billing data collection products. Included in research, development and engineering expenses for fiscal 1995 and fiscal 1996 were $720,000 of amortization related to developed technology acquired with the purchase of the Predecessor Business in July 1994. Research, development and engineering expenses are expected to increase in fiscal 1997.

    SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses increased 21.2% from $5.2 million in fiscal 1995 to $6.3 million in fiscal 1996. As a percentage of Third-party Revenues, selling, general and administrative expenses decreased from 21.9% in fiscal 1995 to 20.3% in fiscal 1996. The absolute increase resulted primarily from higher selling expenses related to higher sales volumes and increased marketing expenses incurred in connection with trade shows, advertising and other marketing activities.

    PARENT CHARGES

    Parent Charges were $386,000 in fiscal 1995 and $403,000 in fiscal 1996. Prior to July 1, 1994 (date of acquisition of Predecessor Business), there were no Parent Charges.

    INTEREST EXPENSE

    Interest expense was $112,000 in fiscal 1995 and $514,000 in fiscal 1996. The increase in fiscal 1996 resulted from higher outstanding borrowings from Securicor incurred in order to meet working capital requirements.

    OTHER INCOME

    Other income increased from $148,000 in fiscal 1995 to $430,000 in fiscal 1996. A litigation settlement gain of $350,000 was recognized in the first quarter of fiscal 1996.

    EQUITY IN LOSS OF INVESTEE AND GAIN ON SALE OF INVESTMENT

    The Company recorded a $494,000 loss in fiscal 1995 and a $18,000 loss in fiscal 1996 as a result of its investment in Metapath Corporation which was accounted for under the equity method. This investment was sold in May 1996 resulting in a gain on sale of this investment of $2,061,000. See Note 5 of Notes to Consolidated Financial Statements.

    GAIN ON SALE OF INVESTMENT

    In May 1996, the Company sold its interest in Metapath Corporation in which it had made an initial investment of $512,000. A gain of $2,061,000 was reported related to this sale. See Note 5 of Notes to Consolidated Financial Statements.

    INCOME TAXES

    The Company's effective tax rate was 37.6% and 38.2% for fiscal 1995 and fiscal 1996, respectively. The increase in such rate in fiscal 1996 resulted from the higher utilization of research and development credits in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

    Prior to the Offering, the Company financed its operations primarily with cash generated from operations and borrowings from Securicor. As of September 30, 1997, the Company had $7.2 million of cash, $14.2 million in net trade accounts receivable, and $23.7 million of working capital.

    Net cash used in operating activities was $3.7 million, $4.1 million and $1.9 in fiscal 1997, 1996 and 1995 respectively. In fiscal 1997, the net loss, an increase in inventories of $4.2 million, a decrease in accrued tax payable of $2.3 million and a decrease of $655,000 in other accrued expenses were only partially offset by $1.5 million decrease in accounts receivable and a $764,000 increase in accounts payable. In fiscal 1996, increases in account receivables of $8.3 million were only partially offset by the cash provided by the sum of net income, adjusted for $158,000 in non-cash charges, and a $1.1 million increase in accrued tax payable. In fiscal 1995, an increase in accounts receivables of $2.1 million, an increase in inventories of $2.4 million and a decrease in other accrued expense of $1.2 million were only partially offset by a $1.1 million increase in accounts payable.

    Net cash used in investing activities was $1.5 million in fiscal 1997 and $2.7 in fiscal 1995.. Net cash provided by investing activities was $1.2 million in fiscal 1996. In fiscal 1997, fiscal 1996 and fiscal 1995, purchases of property and equipment were $1.5 million, $818,000, and $877,000 respectively. In fiscal 1996, the cash provided was the result of the Company completing a sale of an investment. In fiscal 1995, the Company purchases of acquired development cost totaled $1.3 million. In addition, in 1995, the Company acquired 44.4% of interest in Metapath Corporation for $512,000.

    Net cash provided by financing activities was $9.1 million, $4.7 million in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. In fiscal 1997, the net cash provided by financing activities resulted primarily from the proceeds of the Offering after repayment of outstanding borrowings from Securicor. In fiscal 1996, and 1995, the net cash provided by financing activities resulted primarily from funding which the Company received from Securicor.

    The Company has established a $2.5 million credit facility with a bank which will be used to meet short-term borrowing requirements. As of September 30, 1997, there was no balance outstanding under this facility.

    The Company believes that its existing cash balances, cash generated from operations, borrowings under the credit facility and the net proceeds from its Initial Public Offering will be sufficient to meet the Company's cash requirements during fiscal 1998. However, depending upon its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or, if available, on terms satisfactory to the Company.

INFLATION AND FOREIGN EXCHANGE

    To date, inflation and foreign currency fluctuations have not had a material impact on the Company's financial condition and results of operations. All sales arrangements with third-party international customers are denominated in U.S. dollars.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     PAGE
                                                                     ----
CONSOLIDATED FINANCIAL STATEMENTS OF AXIOM INC. AND SUBSIDIARIES:
Report of Independent Public Accountants..........................    13
Consolidated Balance Sheets.......................................    14
Consolidated Statements of Operations.............................    15
Consolidated Statements of Stockholders' Equity (Deficit).........    16
Consolidated Statements of Cash Flows.............................    17
Notes to Consolidated Financial Statements........................    18

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Axiom Inc.:

    We have audited the accompanying consolidated balance sheets of Axiom
Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axiom Inc. and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

                                     /S/ARTHUR ANDERSEN LLP

Philadelphia, PA
November 19, 1997

                           AXIOM INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                  SEPTEMBER 30,
                                                               --------------------
                                                                  1997       1996
                                                               ---------  ---------
                                   ASSETS
CURRENT ASSETS:
 Cash and cash equivalents...................................  $   7,206  $   3,326
 Accounts receivable.........................................     14,241     15,740
 Inventories.................................................      7,374      3,167
 Deferred tax assets.........................................        630        458
 Income tax receivable.......................................        968       --
 Other.......................................................        473        354
                                                               ---------  ---------
   Total current assets......................................     30,892     23,045
                                                               ---------  ---------
PROPERTY AND EQUIPMENT:
 Computer hardware and software..............................      3,229      2,417
 Production and test equipment...............................      1,995      1,329
 Furniture, fixtures and leasehold improvements..............        553        531
                                                              ---------  ---------
                                                                  5,777      4,277
 Less-Accumulated depreciation and amortization..............     (2,785)    (1,541)
                                                               ---------  ---------
  Net property and equipment.................................      2,992      2,736
DEFERRED TAX ASSETS..........................................      2,704      2,959
OTHER ASSETS.................................................        267      1,207
INTANGIBLE ASSETS, net.......................................        168        389
                                                               ---------  ---------
                                                               $  37,023  $  30,336
                                                               ---------  ---------
                                                               ---------  ---------

                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Current portion of long-term debt..........................   $    147   $     185
 Obligations to parent and affiliates.......................        183      23,291
 Accounts payable...........................................      3,057       2,293
 Accrued compensation and related benefits..................      1,066       1,206
 Accrued agent commissions..................................        638         806
 Other accrued expenses.....................................        613       1,268
 Accrued tax payable........................................     --           1,348
 Deferred tax liabilities...................................         33           9
 Deferred revenues..........................................      1,413       1,232
                                                              ---------   ---------
   Total current liabilities................................      7,150      31,638
                                                              ---------   ---------
LONG-TERM LIABILITIES:
Deferred tax liabilities...................................        186           90
Long-term debt.............................................       --            147
                                                              ---------   ---------
Total long-term liabilities................................        186          237
                                                               ---------  ---------
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.01 par value, 5,000,000 shares
  authorized, no shares issued and
  outstanding..............................................       --         --
Common stock, $0.01 par value, 25,000,000 shares
  authorized, 6,466,900 and 3,476,900 shares
  issued and outstanding...................................         65       --
Additional paid-in capital.................................     32,340       --
Accumulated deficit........................................     (2,718)    (1,539)
                                                              ---------  ---------
Total stockholders' equity (deficit).......................     29,687     (1,539)
                                                              ---------  ---------
                                                             $  37,023  $  30,336
                                                              ---------  ---------
                                                              ---------  ---------

      The accompanying notes are an integral part of these statements.

                               AXIOM INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In thousands, except share data)

                                                      YEAR ENDED SEPTEMBER 30,
                                                   -------------------------------
                                                     1997       1996       1995
                                                   ---------  ---------  ---------
REVENUES:
  Unrelated third parties:
    Equipment....................................  $  24,437  $  23,358  $  18,000
    Services.....................................      8,570      7,739      5,766
                                                   ---------  ---------  ---------
                                                      33,007     31,097     23,766
                                                   ---------  ---------  ---------
  Related parties................................     --          2,867      1,802
                                                   ---------  ---------  ---------
    Total revenues...............................     33,007     33,964     25,568
                                                   ---------  ---------  ---------
COST OF REVENUES:
  Unrelated third parties:
    Equipment....................................     13,167     11,639      9,110
    Services.....................................      4,732      4,580      3,093
                                                   ---------  ---------  ---------
                                                      17,899     16,219     12,203
                                                   ---------  ---------  ---------
  Related parties................................     --          1,946      1,274
                                                   ---------  ---------  ---------
    Total cost of revenues.......................     17,899     18,165     13,477
                                                   ---------  ---------  ---------
    Gross profit.................................     15,108     15,799     12,091
                                                   ---------  ---------  ---------
OPERATING EXPENSES:
  Research, development and engineering..........      7,580      7,003      5,948
  Selling, general and administrative............      8,731      6,308      5,206
  Parent charges.................................        295        403        386
                                                   ---------  ---------  ---------
    Total operating expenses.....................     16,606     13,714     11,540
                                                   ---------  ---------  ---------
    Operating income (loss)......................     (1,498)     2,085        551

INTEREST EXPENSE, net (including
  related party interest)........................        327        514        112
OTHER INCOME.....................................          1        430        148
EQUITY IN LOSS OF INVESTEE.......................     --             18        494
GAIN ON SALE OF INVESTMENT.......................     --          2,061      --
                                                   ---------  ---------  ---------
  Income (loss) before income taxes..............     (1,824)     4,044         93
INCOME TAX (EXPENSE) BENEFIT.....................        645     (1,543)       (35)
                                                   ---------  ---------  ---------
NET INCOME (LOSS)................................  $  (1,179) $   2,501  $      58
                                                   ---------  ---------  ---------
                                                   ---------  ---------  ---------
NET INCOME (LOSS) PER COMMON SHARE...............  $   (0.28) $    0.72  $    0.02
                                                   ---------  ---------  ---------
                                                   ---------  ---------  ---------
SHARES USED IN COMPUTING
  NET INCOME (LOSS) PER COMMON SHARE.............      4,144      3,477      3,477
                                                   ---------  ---------  ---------
                                                   ---------  ---------  ---------

        The accompanying notes are an integral part of these statements.

                          AXIOM INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                               ADDITIONAL
                                                                COMMON           PAID-IN       ACCUMULATED
                                                                 STOCK           CAPITAL         DEFICIT       TOTAL
                                                             -------------  -----------------  ------------  ---------
                                                                                  (in thousands)
BALANCE, SEPTEMBER 30, 1994................................    $        --     $       --       $   (4,098)  $  (4,098)
  Net income...............................................             --             --               58          58
                                                                   -------        -------      ------------  ---------
BALANCE, SEPTEMBER 30, 1995................................             --             --           (4,040)     (4,040)
  Net income...............................................             --             --            2,501       2,501
                                                                   -------        -------      ------------  ---------
BALANCE, SEPTEMBER 30, 1996................................             --             --           (1,539)     (1,539)
  Stock split and initial public
  offering, net of expenses................................             65         32,340               --      32,405
  Net loss.................................................             --             --           (1,179)     (1,179)
                                                                   -------        -------      ------------  ---------

BALANCE, SEPTEMBER 30, 1997................................    $        65      $  32,340           (2,718)  $  29,687
                                                                   -------        -------      ------------  ---------
                                                                   -------        -------      ------------  ---------


        The accompanying notes are an integral part of these statements.

                         AXIOM INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                        YEAR ENDED SEPTEMBER 30,
                                                                                    --------------------------------
                                                                                       1997       1996       1995
                                                                                    ----------  ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).................................................................  $   (1,179) $   2,501  $      58

Adjustments to reconcile net income (loss) to net cash used in operating activities-
Depreciation and amortization.....................................................       1,465      1,885      1,318
Equity in loss of investee........................................................          --         18        494
Gain on sale of investment........................................................          --     (2,061)        --
Changes in assets and liabilities, net-
 Decrease (increase) in-
  Accounts receivable.............................................................       1,499     (8,346)    (2,131)
  Inventories.....................................................................      (4,207)     1,077     (2,392)
  Other current assets............................................................        (119)       162        419
  Other assets....................................................................         940        (68)        (3)
  Deferred taxes..................................................................         203         (1)      (259)
 Increase (decrease) in-
  Accounts payable................................................................         764        (39)     1,102
  Accrued compensation and related benefits.......................................        (140)        27        498
  Accrued agent commissions.......................................................        (168)      (310)       662
  Other accrued expenses..........................................................        (655)       402     (1,161)
  Accrued tax payable.............................................................      (2,316)     1,148        177
  Deferred revenues...............................................................         181       (452)      (691)
                                                                                    ----------  ---------  ---------
  Net cash used in operating activities...........................................      (3,732)    (4,057)    (1,909)
                                                                                    ----------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment...............................................      (1,500)      (818)      (877)
Sale (purchase) of investment.....................................................          --      2,061       (512)
Purchase of product development cost..............................................          --         --     (1,336)
                                                                                    ----------  ---------  ---------
  Net cash provided by (used in) investing activites..............................      (1,500)     1,243     (2,725)
                                                                                    ----------  ---------  ---------
CASH FLOW FROM FINANCING ACTIVITES:
Proceeds from sale of common stock................................................      32,405         --         --
Payments on long-term debt........................................................        (185)      (139)        --
Advances on obligations to parent and affiliates..................................       5,388     12,743     10,505
Repayment on obligations to parent and affiliates.................................     (28,496)    (7,913)    (4,647)
                                                                                    ----------  ---------  ---------
  Net cash provided by financing activities.......................................       9,112      4,691      5,858
                                                                                    ----------  ---------  ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS.........................................       3,880      1,877      1,224
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR......................................       3,326      1,449        225
                                                                                    ----------  ---------  ---------
CASH AND CASH EQUIVALENTS, END OF YEAR............................................  $    7,206  $   3,326  $   1,449
                                                                                    ----------  ---------  ---------
                                                                                    ----------  ---------  ---------

          The accompanying notes are an integral part of these statements.

                          AXIOM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND:

THE COMPANY

    Axiom Inc. (the "Company"), a Delaware corporation, changed its name from Securicor Communications Inc. in May 1997. Through May 23, 1997, the Company's business was conducted through its wholly-owned subsidiary, Securicor Telesciences Inc. ("STI"). On that date, STI merged into the Company. The Company is a majority-owned subsidiary of Securicor Communications Limited ("SCL"), an entity organized under the laws of the United Kingdom and a wholly-owned subsidiary of Securicor plc ("Securicor"), a company organized under the laws of the United Kingdom. As the merger represented a transaction between entities under common control, the net assets of STI were transferred at net book value. SCL's capital contribution was $100. As the financial statements are presented in "thousands," no amounts are presented in Common Stock and additional paid-in capital at September 30, 1996. Prior to the completion of the Company's initial public offering, Securicor provided the financing requirements for the Company through advances (See Note 8).

STOCK SPLIT AND INITIAL PUBLIC OFFERING

    On June 27, 1997, the Company amended its Certificate of Incorporation to authorize 5,000,000 shares of Preferred Stock and 25,000,000 shares of Common Stock. On July 2, 1997, the Company effected a 34,769-for-one stock split of each outstanding share of Common Stock by means of a stock dividend. All share and stock option data have been restated to reflect this stock split.

    On July 8, 1997, the Company completed its initial public offering of 2,600,000 shares of Common Stock at a price of $12.00 per share. The Company received net cash proceeds of approximately $28,053,000 from the public offering. In addition, on August 6, 1997, the underwriters exercised their over-allotment option of 390,000 shares of Common Stock at a price of $12.00 per share. The Company received net cash proceeds of $4,352,400. Collectively, both transactions are herein referred to as the "Offering".

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

    For the purposes of the Statements of Cash Flows, the Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised of investments in various money market funds. Included in cash and cash equivalents on the accompanying consolidated balance sheets is $0 and $271,000 of restricted cash as of September 30, 1997 and 1996, respectively.

INVENTORIES

    Inventories are valued at the lower of cost, determined on the first-in, first-out method or market.

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Significant improvements are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. Upon the sale or retirement of these assets, the applicable cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the statements of operations.

    Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets as follows:

Computer hardware and software.................................................  3 years
Production and test equipment..................................................  4 to 5
                                                                                   years
Furniture, fixtures and leasehold improvements.................................  5 years

INTANGIBLE ASSETS

    Intangible assets consist of developed technology which was amortized over 2 1/2 years and goodwill which is being amortized over 7 years, on a straight-line basis (see Note 6). The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to its net realizable value. As of September 30, 1997, no such write-down was required.

                          AXIOM INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:(CONTINUED)

DEFERRED REVENUES

    Deferred revenues represent amounts collected from the Company's customers in excess of revenues recognized. This is primarily due to annual customer support contracts. Such amounts are recognized as revenues over the contract term.

PRODUCT WARRANTY

    The Company provides for the estimated cost to repair or replace products under warranty when the revenues from product sales are recorded.

AGENT COMMISSIONS

    In certain contracts, particularly large international contracts, the Company may utilize an agent who will work directly with the customer. The Company is typically charged a commission based on the total revenues of the contract. These charges are recorded when the revenues are recognized and included in cost of revenues. Any earned but unpaid commissions are recorded in accrued agent commissions.

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable. The Company's customer base principally comprises the regional Bell operating companies, as well as international telephone companies. The Company typically does not require collateral from its customers (see Note 15). In addition, the Company has begun to sell its products to system integrators and resellers.

REVENUE RECOGNITION

    Revenues are generally recognized upon shipment of the equipment. In "bill and hold" transactions, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further significant performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; and the risks of ownership have passed to the customer. Revenues recognized from "bill and hold" transactions were $0, $1,570,000, and $0 for the years ended September 30, 1997, 1996 and 1995, respectively. Accounts receivable relating to "bill and hold" transactions were $0 and $1,570,000 at September 30, 1997 and 1996, respectively. Revenues from installation and engineering activities are recognized as services are provided.

    Depending on contract terms and conditions, software license fees are recognized upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. The Company has only had nominal separate software license fee revenue for the year ended September 30, 1997 and these amounts are included in equipment revenues. If significant vendor obligations exist at delivery and/or the product is subject to customer acceptance, revenue is deferred until no significant obligations remain and/or acceptance has occurred. If the payment of the license fee is coincident to services which are deemed to be essential to the transaction, the license fee is deferred and recognized using contract accounting over the period during which the services are performed. The Company's software licensing agreements provide for customer support (typically 90 days). The portion of the license fee associated with customer support is unbundled from the license fee and is recognized ratably over the warranty period as services revenue. The Company offers support agreements to its customers. The support agreements generally call for the Company to provide technical support and certain software updates to customers. Revenue on technical support and software update rights is recognized ratably over the term of the support agreement and is included in services revenue in the accompanying statements of operations.

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES

    Research, development and engineering expenses are charged to expense as incurred. Engineering expenses consist of costs related to the development of new products, enhancements to existing products and the integration of existing products into application specific systems.

PARENT CHARGES

    Prior to the Offering, parent charges were allocated to the Company from Securicor and consisted of charges for certain support and services. These charges were based on Securicor's estimate of its total relevant costs for the applicable fiscal year, allocated pro rata based on estimated revenues of each applicable business unit. Management believed the method of allocation was reasonable.

    The Company will not incur any parent charges subsequent to the Offering. The Company and Securicor have entered into an agreement for international marketing services (See Note 13).

INCOME TAXES

    The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each year are determined using the enacted tax rates.

NET INCOME (LOSS) PER COMMON SHARE

    Net income (loss) per common share was calculated by dividing net income
(loss) by the weighted average number of common shares outstanding for the respective year.

                          AXIOM INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:(CONTINUED)

    SFAS No. 128, "Earnings per Share", which supersedes Accounting Principles Board Opinion No. 15 ("APB No.15"), "Earnings per Share", was issued in February 1997. SFAS No. 128 requires dual presentation of basic and diluted net income (loss) per common share for complex capital structures on the face of the statements of operations. According to SFAS No. 128, basic net income (loss) per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS No. 128 is required to be adopted in the Company's quarter ending December 31, 1997; earlier application is not permitted. For the years ended September 30, 1997, 1996 and 1995, the basic and diluted net income (loss) per common share measured under SFAS No. 128 is not materially different from net income (loss) per common share.

FOREIGN CURRENCY

    The Company's sales arrangements with international customers are fixed in the amount of U.S. dollars to be received. Relative to the activity with obligations to parent and affiliates, the Company charges the related foreign exchange gains and losses to the statements of operations.

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

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    For the years ended September 30, 1997, 1996 and 1995, the Company paid interest of $686,000, $459,000, and $120,000, respectively. For the years ended September 30, 1997, 1996 and 1995, the Company paid income taxes of $2,066,000, $495,000, and $21,000, respectively.


3. ACCOUNTS RECEIVABLE:

                                                                                            SEPTEMBER 30,
                                                                                     ----------------------------
                                                                                         1997           1996
                                                                                     -------------  -------------
Billed.............................................................................  $  12,265,000  $  13,223,000
Unbilled...........................................................................      2,076,000      2,617,000
                                                                                     -------------  -------------
                                                                                        14,341,000     15,840,000
Less--allowance for doubtful accounts...............................................      (100,000)      (100,000)
                                                                                     -------------  -------------
                                                                                     $  14,241,000  $  15,740,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    Unbilled accounts receivable includes costs and estimated earnings on contracts in progress which have been recognized as revenues but not yet billed to customers under the provisions of specified contracts. Substantially all unbilled accounts receivables are expected to be billed and collected within one year.

4. INVENTORIES:

                                                                                              SEPTEMBER 30,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
Raw materials.........................................................................  $  4,718,000  $  2,779,000
Work-in-process.......................................................................       538,000       199,000
Finished goods........................................................................     2,118,000       189,000
                                                                                        ------------  ------------
                                                                                        $  7,374,000  $  3,167,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------


                          AXIOM INC. AND SUBSIDIARIES

5. OTHER ASSETS:

                                                                                               SEPTEMBER 30,
                                                                                          ------------------------
                                                                                             1997         1996
                                                                                          ----------  ------------
Acquired product development costs, net.................................................  $   --      $  1,086,000
Other...................................................................................     267,000       121,000
                                                                                          ----------  ------------
                                                                                          $  267,000  $  1,207,000
                                                                                          ----------  ------------
                                                                                          ----------  ------------

    The acquired product development costs relate to the development of an Integrated Services Digital Network ("ISDN") product which is sold in the United States. This asset was purchased from Securicor 3Net Ltd. ("3Net"), an affiliate of Securicor. Completion of this ISDN product occurred in October 1995. Therefore, as of September 30, 1995, the Company did not have any amortization expense related to these costs. Amortization was computed by multiplying the ratio of current revenues for the product to total and anticipated future revenues for the product by acquired costs. Amortization expense was $386,000 and $250,000 for the years ended September 30, 1997 and 1996, respectively. The Company's business activities related to the ISDN product were performed through its wholly-owned subsidiary, Securicor 3Net, Inc. During the years ended September 30, 1997 and 1996, the Company sold certain products related to this technology and recognized certain costs and realized all of the revenues related to such activities. For the year ended September 30, 1997, the Company recognized revenues of $1,167,000 and cost of revenues of $794,000 relating to such activities. For the year ended September 30, 1996, the Company recognized revenues of $792,000 and cost of revenues of $714,000 relating to such activities. These amounts are included in unrelated third party revenues and cost of revenues. As of September 30, 1997 and 1996, related to these activities, the Company had no receivables and $0 and $296,000 respectively, of payables to this entity which are included in obligations to parent and affiliates. Additionally, as of September 30, 1997 and 1996, the Company had billed accounts receivable of $0 and $610,000, respectively, from the one unrelated third party who purchased this product. In May 1997, the Company transferred all of its stock in Securicor 3Net, Inc. to an affiliate of Securicor at net book value due to the related party nature of the transaction.

    On January 20, 1995, the Company invested approximately $500,000 in exchange for an initial 44.4% ownership interest in Metapath Corporation ("Metapath"). In a series of transactions which took place from January 20, 1995 through May 2, 1996, the Company's ownership interest was reduced, first to 23.7%, then to 19.9%, and on May 2, 1996, its ownership interest was purchased by Metapath for the original amount of approximately $500,000. In addition, on May 2, 1996, Metapath acquired certain technology from the Company for $1,500,000. This investment was accounted for using the equity method of accounting. Accordingly, the Company reduced the carrying value of its investment for its portion of the investee's loss. The Company's equity in loss of Metapath was $0, $18,000 and $494,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

    The Company had related party sales to Metapath for the time periods during which the investment was held of $381,000 for the period from January 20, 1995 to September 30, 1995 and $544,000 for the period from October 1, 1995 to May 2, 1996.

6. INTANGIBLE ASSETS:

                                                                                              SEPTEMBER 30,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
Developed technology..................................................................  $  1,800,000  $  1,800,000
Goodwill..............................................................................       308,000       308,000
                                                                                        ------------  ------------
                                                                                           2,108,000     2,108,000
Less-Accumulated amortization.........................................................    (1,940,000)   (1,719,000)
                                                                                        ------------  ------------
                                                                                        $    168,000  $    389,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                          AXIOM INC. AND SUBSIDIARIES

7. DEBT:
   Long-term debt

                                                                                                SEPTEMBER 30,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
Term note payable, payable in annual installments of $98,000
  plus interest at 5.3% through 1998..................................................      $   98,000  $  196,000
Capitalized lease obligations, payable in monthly installments of $8,500
  including interest at 15% through 1998..............................................          49,000     136,000
                                                                                            ----------  ----------
                                                                                               147,000     332,000
                                                                                            ----------  ----------
Less Current portion..................................................................        (147,000)   (185,000)
                                                                                            ----------  ----------
                                                                                            $    --     $  147,000
                                                                                            ----------  ----------
                                                                                            ----------  ----------


    In March 1996, the Company entered into a $294,000 term note payable with an equipment vendor for the purchase of computer hardware and software and the related maintenance agreements. Included in this amount is $249,000 of computer hardware and software which has been recorded in property and equipment and the related $45,000 maintenance contract prepayment which has been recorded in other current assets. This term note payable is payable in three equal annual installments of $98,000. The interest rate charged on this term note payable is 5.3%. Interest expense for the years ended September 30, 1997 and 1996 was $7,000 and $6,000, respectively.

    In April 1996, the Company entered into a $177,000 lease obligation that qualified as a capital lease for the purchase of computer hardware and software and the related maintenance agreements. Included in this amount is $148,000 of computer hardware and software which has been recorded in property and equipment and the related $29,000 maintenance contract prepayment which has been recorded in other current assets. This lease is payable in 24 equal monthly installments of $8,500. The implicit interest rate charged on this obligation is 15%. Interest expense for the years ended September 30, 1997 and 1996 was $15,000 and $10,000, respectively. Assets acquired under capital leases at a cost of $148,000 and $148,000 less accumulated amortization of $74,000 and $24,000 are included in property and equipment at September 30, 1997 and 1996, respectively.

Line of Credit

    The Company has a $2.5 million line of credit with a local bank with interest at the bank's prime rate. As of September 30, 1997, no funds have been advanced against this line of credit. Borrowings under the agreement are secured by an interest on substantially all of the Company's assets and require the Company to maintain certain financial and nonfinancial covenants, as defined. As of September 30, 1997, the Company was not in compliance with certain of its financial covenants. The Company received a waiver from the bank relating to such noncompliance.

8. OBLIGATIONS TO PARENT AND AFFILIATES:

    Information relative to the Company's obligations to parent and affiliates is as follows:

                                                                                               SEPTEMBER 30,
                                                                                         -------------------------
                                                                                            1997         1996
                                                                                         ----------  -------------
Obligations to parent:
Interest free..........................................................................  $   --      $  12,326,000
Interest bearing.......................................................................      --         10,512,000
Other..................................................................................     289,000        190,000
                                                                                         ----------  -------------
Total obligations to parent............................................................     289,000     23,028,000
                                                                                         ----------  -------------
Obligation to affiliates:
Receivables from affiliates............................................................    (119,000)       (33,000)
Payables to affiliates.................................................................      13,000        296,000
                                                                                         ----------  -------------
Total obligations to affiliates, net...................................................    (106,000)       263,000
                                                                                         ----------  -------------
Total obligations to parent and affiliates.............................................  $  183,000  $  23,291,000
                                                                                         ----------  -------------
                                                                                         ----------  -------------

    Prior to the completion of the Offering, the Company was funded through advances from its parent (Securicor). Certain advances were interest bearing and were loaned to the Company at a base rate plus 1%. For the years ended September 30, 1997, 1996 and 1995, the interest rate charged on these obligations ranged from 6.75% to 7.50%, 6.75% to 7.75% and 6.75% to 7.75%, respectively. Interest expense for the years ended September 30, 1997, 1996 and 1995 was $552,000, $578,000 and $141,000, respectively. As these obligations to parent and affiliates are due on demand, this net amount is included in current liabilities. In connection with the Offering, a significant portion of the total obligations to parent and affiliates was repaid.

                          AXIOM INC. AND SUBSIDIARIES

9. INTEREST EXPENSE, NET:

                                                                                    YEAR ENDED SEPTEMBER 30,
                                                                               ----------------------------------
                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
Interest expense on obligations to parent....................................  $  552,000  $  578,000  $  141,000
Interest expense.............................................................      22,000      16,000      --
Interest income..............................................................    (247,000)    (80,000)    (29,000)
                                                                               ----------  ----------  ----------
                                                                               $  327,000  $  514,000  $  112,000
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

10. OTHER INCOME:

                                                                         YEAR ENDED SEPTEMBER 30,
                                                                    ----------------------------------
                                                                       1997        1996        1995
                                                                    ----------  ----------  ----------
Litigation settlement gain........................................  $      --   $  350,000  $      --
Miscellaneous.....................................................       1,000      80,000     148,000
                                                                    ----------  ----------  ----------
                                                                    $    1,000  $  430,000  $  148,000
                                                                    ----------  ----------  ----------
                                                                    ----------  ----------  ----------

    On December 6, 1995, the Company entered into a litigation settlement agreement whereby the Company was awarded $350,000. This settlement is to be paid over three years. The Company received $164,000 in 1996 and $118,000 in 1997. The remaining balance of $68,000 is included in other current assets.

11. STOCKHOLDERS' EQUITY (DEFICIT):

1997 STOCK INCENTIVE PLAN

    In May 1997, the Company established the 1997 Stock Incentive Plan (the "1997 Plan") which authorized 450,000 shares of Common Stock to be issued. Under the 1997 Plan, a variety of awards, including stock options, stock appreciation rights and restricted and unrestricted stock grants may be made to the Company's employees, officers, consultants and advisors. Common stock options may be granted either in the form of incentive stock options or non-statutory stock options. The option exercise price of incentive stock options may not be less than the fair market value of the Common Stock on the date of the grant. In May 1997, options to purchase 321,366 shares of Common Stock were granted under the 1997 Plan to the employees, officers and directors of the Company at an exercise price equal to $12.00 per share. One third of these options vested in October 1997 and the remaining two-thirds vest on the first and second anniversaries of the date of grant, respectively. No additional options to purchase Common Stock have been granted to date.

    In October 1995, the Financial Accounting Standards Board adopted SFAS
No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Effective October 1, 1996, the Company has elected to adopt the disclosure requirement of this pronouncement. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under SFAS No. 123, the Company's net loss and net loss per share for the year ended September 30, 1997 would have been $2,419,000 and $0.58, respectively. The weighted average fair value at the date of grant for options granted during 1997 is estimated at $7.96 per share, using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: dividend yield of 0%, expected volatility of 75%, risk-free interest rate of 6.73% and an expected option life of 5 years.

    Information with respect to the stock options granted under the Plan is summarized as follows:

                                                                                                       1997
                                                                                              ----------------------
                                                                                                           WEIGHTED
                                                                                                           AVERAGE
                                                                                                           EXERCISE
                                                                                               OPTIONS       PRICE
                                                                                              ---------  -----------
Balance as of October 1, 1996...............................................................     --       $   --
Granted.....................................................................................    321,366       12.00
                                                                                              ---------  -----------
Balance as of September 30, 1997............................................................    321,366   $   12.00
                                                                                              ---------  -----------
                                                                                              ---------  -----------
Exercisable as of September 30, 1997........................................................     --       $   --
                                                                                              ---------  -----------
                                                                                              ---------  -----------

                          AXIOM INC. AND SUBSIDIARIES

The following table summarizes information about options outstanding at September 30, 1997.

                                   WEIGHTED AVERAGE          WEIGHTED
                                       REMAINING              AVERAGE                          WEIGHTED
   RANGE OF        NUMBER          CONTRACTUAL LIFE          EXERCISE         NUMBER           AVERAGE
EXERCISE PRICES  OUTSTANDING           IN YEARS                PRICE        EXERCISABLE     EXERCISE PRICE
---------------  -----------  ---------------------------  -------------  ---------------  -----------------
   $   12.00        321,366                  9.7             $   12.00          --                --
   ---------     -----------               -----                ------       -------            -------
   $   12.00        321,366                  9.7             $   12.00          --                --
   ---------     -----------               -----                ------       -------            -------
   ---------     -----------               -----                ------       -------            -------

As of September 30, 1997, 128,634 options were available for future grant under the Plan.

12. EMPLOYEE BENEFIT PLAN:

    Prior to July 1994, the Predecessor Business had a profit-sharing retirement plan and a thrift plan which covered substantially all employees. In connection with the acquisition on July 1, 1994, all balances in the profit-sharing retirement plan were transferred into the thrift plan. The thrift plan's name is now Axiom Inc. Thrift/401(k) Plan (the "Plan"). Upon this transfer, all balances were 100% vested. With respect to the Plan, eligible employees must have one year of service with the Company and be 18 years of age. An employee may contribute both pre- and post-tax dollars to the Plan, subject to certain limitations, as defined by the Plan. The employer contributions to the Plan are equal to 75% of the employee's basic pre-tax contribution up to certain limits, as defined. The Company's contribution to the Plan for the years ended September 30, 1997, 1996 and 1995 was $264,000, $277,000 and $245,000, respectively.

13. RELATED PARTY TRANSACTIONS:

    The Company entered into two separate agreements with Securicor Radiocoms Ltd., an affiliate of Securicor. The first agreement provided that the Company construct product for Securicor Radiocoms Ltd. and bill for all costs incurred in addition to a certain profit percentage, as defined. The second agreement provided for the construction of additional product for Securicor Radiocoms Ltd., which was billed at a fixed price per unit. The Company recognized revenues from Securicor Radiocoms Ltd. for the years ended September 30, 1997, 1996 and 1995 of $0, $2,323,000 and $1,421,000, respectively. The Company recognized cost of revenues related to these revenues for the years ended September 30, 1997, 1996 and 1995 of $0, $1,732,000 and $1,112,000,
respectively. As of September 30, 1997 and 1996, related to these agreements, the Company had receivables of $0 and $31,000, respectively, which are included in obligations to parent and affiliates.

    During the year ended September 30, 1996, certain key executive officers were granted options to purchase the common stock of Securicor. The aggregate number of options granted to these executive officers was 104,050. The exercise price of these options was L2.45 per share, which was the fair market value of Securicor common stock on the date of grant. These options vest on the third anniversary of the date of grant. These options expire in June 2006 which is ten years from the date of grant.

    In July 1997, the Company made a loan to an officer of the Company in the amount of $20,000 which is repayable in January 1998 and accrues interest at a rate of 7%. Also, in July 1997, the Company advanced $20,400 to a member of the Company's Board of Directors which is repayable in monthly principal installments of $1,666. At September 30, 1997, $15,401 remains outstanding on this loan. Both of these receivables are included in other current assets at September 30, 1997.

    In May 1997, the Company and Securicor entered into an agreement pursuant to which Securicor will provide international sales and marketing services to the Company. For the year ended September 30, 1997, total charges from Securicor for these services were $149,000. In addition, the Company pays each of its directors an annual directors fee of $20,000 each. For the year ended September 30, 1997, the Company paid $5,000 related to such fees.

    The Company obtains its Directors and Officers insurance through Securicor. Total Director and Officer insurance expense for the year ended September 30, 1997 was $46,000.

    From time to time, the Company and Securicor process miscellaneous transactions on behalf of each other which are payable the month following the month incurred. These transactions have been immaterial to date.

14. INCOME TAXES:

    The components of income tax expense (benefit) are as follows:

                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                             -------------------------------------
                                                                                1997          1996         1995
                                                                             -----------  ------------  ----------
Current:
  Federal..................................................................  $  (605,000) $  1,170,000  $  220,000
  State....................................................................     (114,000)      374,000      74,000
                                                                             -----------  ------------  ----------
                                                                                (719,000)    1,544,000     294,000
                                                                             -----------  ------------  ----------
Deferred:
  Federal..................................................................       62,000        (1,000)   (219,000)
  State....................................................................       12,000       --          (40,000)
                                                                             -----------  ------------  ----------
                                                                                  74,000        (1,000)   (259,000)
                                                                             -----------  ------------  ----------
                                                                             $  (645,000) $  1,543,000  $   35,000
                                                                             -----------  ------------  ----------
                                                                             -----------  ------------  ----------

    Income tax expense differs from the amount currently payable because certain expenses, primarily depreciation and accruals, are reported in different periods for financial reporting and income tax purposes.

    The federal statutory income tax is reconciled to the effective income tax rate as follows:

                                                                                                YEAR ENDED SEPTEMBER 30,
                                                                                             -------------------------------
                                                                                               1997       1996       1995
                                                                                             ---------  ---------  ---------
Federal statutory rate.....................................................................      (34.0)%      34.0%      34.0%
State income taxes, net of federal benefit.................................................       (5.9)       5.9         5.9
Other......................................................................................        4.5       (1.7)       (2.3)
                                                                                             ---------  ---------   ---------
 ...........................................................................................      (35.4)%      38.2%      37.6%
                                                                                              ---------  ---------  ----------
                                                                                              ---------  ---------  ----------

    The components of the net current and long-term deferred tax assets and liabilities, measured under SFAS No. 109, are as follows:

                                                                          SEPTEMBER 30,
                                                                    --------------------------
                                                                        1997          1996
                                                                    ------------  ------------
Deferred tax assets
Charge for purchased research and development.....................  $  2,704,000  $  2,910,000
Accruals..........................................................       375,000       408,000
Other.............................................................       255,000        99,000
                                                                    ------------  ------------
                                                                       3,334,000     3,417,000
Deferred tax liabilities
Depreciation......................................................       186,000        90,000
Other.............................................................        33,000         9,000
                                                                    ------------  ------------
                                                                         219,000        99,000
                                                                    ------------  ------------
Net deferred tax assets...........................................  $  3,115,000  $  3,318,000
                                                                    ------------  ------------
                                                                    ------------  ------------

    Management believes a valuation allowance was not required for the net deferred tax assets due to the Company's earnings history taking into consideration the nonrecurring charge for purchased research and development. This charge represents the significant portion of the net deferred tax assets. These factors cause management to believe it is more likely than not that the net deferred tax assets will be realized.

15. CUSTOMER AND GEOGRAPHIC INFORMATION:

    The Company's operations are conducted in one business segment. The Company's revenues originated from the following geographic destinations:

                                                           YEAR ENDED SEPTEMBER 30,
                                                  -------------------------------------------
                                                      1997           1996           1995
                                                  -------------  -------------  -------------
Asia............................................  $   3,741,000  $    --        $    --
Europe..........................................      1,136,000       --             --
North America...................................     25,889,000     28,282,000  $  15,541,000
South America...................................      2,241,000      2,471,000      7,604,000
United Kingdom (related party)..................       --            2,323,000      1,421,000
Other...........................................       --              888,000      1,002,000
                                                  -------------  -------------  -------------
                                                  $  33,007,000  $  33,964,000  $  25,568,000
                                                  -------------  -------------  -------------

    The following table summarizes significant customers with revenues which are at least 10% of the Company's revenues in any given period presented:

                                                           YEAR ENDED SEPTEMBER 30,
                                                  -------------------------------------------
CUSTOMER                                              1997           1996           1995
------------------------------------------------  -------------  -------------  -------------
Ameritech Corporation...........................  $   2,881,000  $   4,431,000  $   4,277,000
PT. Telekomunikasi, Indonesia...................      3,128,000       --             --
Puerto Rico Telephone Co........................        937,000      3,199,000        101,000
Southwestern Bell Telephone Company.............      3,169,000      6,289,000      1,478,000
Telecom Argentina...............................      2,018,000      1,170,000      4,353,000
U S West, Inc...................................     13,812,000     10,219,000      7,349,000

    The failure of any of the Company's significant customers to continue to purchase products and services from the Company, or any significant delay in orders from such customers, could have a material adverse effect on the Company's results of operations and financial condition.

16. COMMITMENTS AND CONTINGENCIES:

    The Company has entered into noncancelable operating leases for its office and manufacturing facilities, production and test equipment and fixtures. The total rental for production and test equipment and fixtures for the years ended September 30, 1997, 1996 and 1995 was $153,000, $266,000 and $267,000,
respectively. These lease agreements provide that the Company will pay all insurance, maintenance and repairs.

    In addition, the Company leases its office and manufacturing facilities under long-term operating leases. The rental on the office and manufacturing facilities for the years ended September 30, 1997, 1996 and 1995 was $342,000, $322,000 and $334,000, respectively. The amounts payable under these leases are subject to renegotiation at various intervals specified in the leases.

    In August 1997, the Company entered into a lease agreement for new office space for an initial period of ten years commencing on the Acceptance Date. The Acceptance Date is anticipated to occur in late April 1998.

    Future minimum rental payments as of September 30, 1997 are as follows:

FISCAL YEAR
1998...............................................................................................  $     799,000
1999...............................................................................................      1,077,000
2000...............................................................................................      1,089,000
2001...............................................................................................      1,113,000
2002...............................................................................................      1,138,000
Thereafter.........................................................................................      6,728,000
                                                                                                     -------------
                                                                                                     $  11,944,000
                                                                                                     -------------
                                                                                                     -------------

    The Company is obligated to make certain payments, as defined, to certain key Company employees if these employees are terminated. In addition, certain key employees have performance incentives in the form of cash and equity (in the parent or an affiliate) related compensation. The Company does not expect to make these payments other than in the normal course of business.

    The Company is party to various claims arising in the ordinary course of business. Although the ultimate outcome of these matters is presently not determinable, management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

    The Company has received a letter dated June 19, 1997 from Acxiom Corporation ("Acxiom") requesting that the Company cease using the name "Axiom". Acxiom filed suit against the Company in the United States District Court for the District of Delaware on August 1, 1997 alleging trademark infringement and dilution under the Lanham Act, as well as related state law causes of action. Acxiom seeks a judgment against the Company enjoining any future use of the Axiom name and Axiom tradenames, future acts of unfair competition in the United States, and destruction of all advertising and promotional material and awarding treble damages in an unspecified amount because of the alleged willfulness of the Company's infringement. The Company intends to vigorously defend against these claims and believes that they are without merit because of the lack of correspondence between the products, services and customers of the two companies. There is no assurance, however, that these claims will be resolved on terms favorable to the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

    Certain information called for in this item is hereby incorporated by referencse from the Comapny's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after September 30, 1997 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "1998 Proxy Statement").

    The executive officers of the Company are as follows:

NAME                                                      AGE                           POSITION
-----------------------------------------------------     ---     -----------------------------------------------------

Andrew P. Maunder                                             42  Chairman of the Board, Chief Executive Officer,
                                                                  President and Treasurer

Donald Hoffman                                                62  Senior Vice President, Strategic Customer Development

William J. Rahe, Jr.                                          51  Vice President, Engineering

Mark J. Kadish                                                43  Chief Financial Officer and Secretary

Michael S. Farina                                             45  Vice President, Marketing and Sales

Joseph F. Gorecki                                             56  Vice President, Customer Service

Greg R. Fegley                                                42  Vice President, Operations Support

    Andrew P. Maunder has served as the Company's President and Chief Executive Officer since October 1994 and as the Company's Treasurer since March 1995. Mr. Maunder has been a director of the Company since October 1996. From March 1994 until he joined the Company, Mr. Maunder served as Chief Financial Officer of Oxford Molecular Group plc, a biotechnology company based in the United Kingdom. From April 1987 until February 1994, Mr. Maunder was Finance and Operations Director of Securicor 3Net, Ltd., ("3Net"), a communications company based in the United Kingdom that has been affiliated with Securicor since August 1993. From October 1996 to May 1997, Mr. Maunder also served as a director of Securicor 3Net, Inc. ("3Net Delaware"), a wholly-owned indirect subsidiary of Securicor.

    Donald Hoffman has served as the Company's Senior Vice President, Strategic Customer Development since February 1997. From July 1996 to February 1997, Mr. Hoffman served the Company as Senior Vice President. From July 1994 until June 1996, Mr. Hoffman served as Vice President, Sales of the Company and from the time he joined the Predecessor Business in 1989 until its acquisition by the Company in July 1994, he served as its Vice President of Marketing and Sales. Prior to joining the Predecessor Business, Mr. Hoffman was Vice President and General Manager of the Business System Sales Division of NEC America, Inc., a leading electronics company.

    William J. Rahe, Jr. has been the Company's Vice President, Engineering since joining the Company in April 1995. From August 1994 until April 1995, Mr. Rahe served as Director, Business Development of Cable & Wireless, Inc., a telecommunications services company. From June 1991 until August 1994, Mr. Rahe had served as Director, Product Development at Cable & Wireless, Inc. Prior to joining Cable & Wireless, Inc., Mr. Rahe was Vice President of Engineering of Lightnet, a partnership between CSX Corporation and Southern New England Telephone Co.

    Mark J. Kadish has been with the Company and the Predecessor Business since September 1987 and has been the Company's Chief Financial Officer since February 1997 and its Secretary since March 1995. From July 1994 to February 1997, Mr. Kadish served as the Company's Financial Controller. From September 1987 until June 1994, Mr. Kadish served as the Controller of the Predecessor Business. Prior to joining the Predecessor Business, Mr. Kadish was Chief Financial Officer and Treasurer of Transducer Systems, Inc., a publicly-traded manufacturer of computer systems components.

    Michael S. Farina has served as the Company's Vice President of Marketing and Sales since February 1997. From January 1995 until February 1997, Mr. Farina was the general manager of the New Media business unit established by
CSC      Communications Industry Services, a division of Computer Sciences
Corporation that is a supplier of information technology to the telephone industry. From 1988 to December 1994, Mr. Farina held several positions, most recently as Director of International Marketing and Strategic Alliances, with GTE Corporation ("GTE"), a diversified telecommunications company.

    Joseph F. Gorecki has served as the Company's Vice President, Program Management and Customer Service since April 1995. From February 1992 until April 1995, Mr. Gorecki served at GTE as a Senior Program Manager in GTE's Spacenet satellite communications group. Prior to joining GTE, Mr. Gorecki served as Director, Program Operations for BBN Communications Corporation, a publicly-traded provider of networking solutions.

    Greg R. Fegley has been with the company and the Predecessor Business since January 1988 and was appointed Vice President, Operations Support in October 1997. From January 1988 to September 1997, he held several positions, most recently Director, Operations. From January 1986 to December 1987, Mr. Fegley served as Marketing Manager for Northern Telecom's Spectron Division, and prior to that, served in various operations management positions.

ITEM 11. EXECUTIVE COMPENSATION

    The information requested by in this item is incorporated herein by reference to the information set forthin the 1998 Proxy Statement.

ITEM 12. PRINCIPAL STOCKHOLDERS

    The information requested by in this item is incorporated herein by reference to the information set forthin the 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information requested by in this item is incorporated herein by reference to the information set forthin the 1998 Proxy Statement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents Filed As Part of This Report

    (1) Financial Statements. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:

        (i) Report of Independent Public Accountants

        (ii) Consolidated Balance Sheets--September 30, 1997 and 1996

        (iii) Consolidated Statements of Operations For the years ended September 30, 1997, 1996 and 1995

        (iv) Consolidated Statements of Shareholders' Equity (v) Consolidated Statements of Cash Flows--For the years ended September 30, 1997, 1996 and 1995

        (vi) Notes to Consolidated Financial Statements

    (2) No other schedules are required to be is included in this report.

    (3) List of Exhibits

    The following exhibits are filed as part of and incorporated by reference into this annual report on Form 10-K:

  EXHIBIT
  NUMBER
-----------

         2   Agreement and plan of Merger between STI and the Company, dated May 23, 1997.

       3.1   Form of Amended and Restated Certificate of Incorporation of the Company

       3.2   Form of Amended and Restated By-Laws of the Company

      10.1   1997 Stock Incentive Plan

      10.2   Employment Agreement between STI and Andrew Maunder, dated July 1, 1994

      10.3   Employment Agreement between STI and Donald Hoffman, dated July 1l, 1994

      10.4   Employment Agreement between STI and William J. Rahe, Jr., dated February 15,l 1995

      10.5   Employment Agreement between STI and Joseph F. Gorecki, dated March 10, 1995

      10.6   Employment Agreement between STI and Michael S. Farina, dated January 31, 1997

      10.7   Agreement between Ameritech Services, Inc. and STI, dated October 11, 1989, as amended.

      10.8   General Procurement Agreement between U S West Communications, Inc. and the Company dated May 1, 1991, as amended.

      10.9   General Procurement Contract for Computer Equipment Software and Services between Soutwestern Bell
             Telephone Company and STI, dated June 1, 1995.

     10.10   Lease Agreement between STI and Line Lexington Management Corp. dated June 13, 1988, as amended effective
             September 1, 1993.

     10.11   Form of International Marketing Services Agreement between the Company and Securicor, including Schedule
             A thereto.

     10.12   Revised Form of Services Agreement between the Company and 3net Delaware.

     10.13   Form of Registration Rights Agreement by and between the Company and Securicor.

     10.14   Stock Purchase Agreement between the Company and Securicor 3net Limited dated May 22, 1997.

       *11   Statement regarding Computation of Per Share Earnings.

        21   Subsidiaries of the Registrant.

     *23.1   Consent of Arthur Andersen LLP.

       *27   Financial Data Schedule

------------------------

*   Filed herewith.

b) Reports on Form 8-K. The Company filed a Form 8-K on September 11, 1997 announcing the resignation of Dr. Edmund A. Hough as Chairman of the Board and the election of Mr. Andrew P. Maunder, the Company's Chief Executive Officer, President and Treasurer and a Director to serve as Chairman of the Board of Directors.

                                   AXIOM INC.

                       VALUATION AND QUALIFYING ACCOUNTS

1) ALLOWANCE FOR DOUBTFUL ACCOUNTS:

                                                      BALANCE AT                                 BALANCE AT END
                                                     BEGINNING OF   ADDITIONS     DEDUCTIONS           OF
CLASSIFICATION                                          PERIOD         (1)            (2)            PERIOD
---------------------------------------------------  ------------  ------------  -------------  ----------------
For the Year Ended
September 30, 1995

    Reserve for estimated
    uncollected amounts............................   $  100,000            --             --         100,000

For the Year Ended
September 30, 1996

    Reserve for estimated
    uncollected amounts............................   $  100,000            --             --      $  100,000

For the Year Ended
September 30, 1997

Reserve for estimated
uncollected amounts................................   $  100,000    $   56,000    $   (56,000)     $  100,000

------------------------

(1) Amounts represent charges to expense and reductions to revenue.

(2) Amounts represent the write-off of receivables against established revenues.

2) WARRANTY RESERVE

                                                      BALANCE AT                                 BALANCE AT END
                                                     BEGINNING OF   ADDITIONS     DEDUCTIONS           OF
CLASSIFICATION                                          PERIOD         (1)            (2)            PERIOD
---------------------------------------------------  ------------  ------------  -------------  ----------------
For the Year Ended
September 30, 1995

    Reserve for estimated
    warranty amounts...............................   $  300,000    $       --    $        --      $  300,000

For the Year Ended
September 30, 1996

    Reserve for estimated
    warranty amounts...............................   $  300,000            --             --      $  300,000

For the Year Ended
September 30, 1997

    Reserve for estimated
    warranty amounts...............................   $  300,000    $       --    $        --      $  300,000

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AXIOM INC.

                                By:            /s/ ANDREW P. MAUNDER
                                     ------------------------------------------
                                                 Andrew P. Maunder
                                               CHAIRMAN OF THE BOARD,
                                                   PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER

    DATE: December 29, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, and on the date set forth above.

                                By:            /s/ ANDREW P. MAUNDER
                                     ------------------------------------------
                                                 Andrew P. Maunder
                                          CHAIRMAN OF THE BOARD, PRESIDENT
                                            AND CHIEF EXECUTIVE OFFICER,
Date: December 29, 1997                    (PRINCIPAL EXECUTIVE OFFICER)

                                By:              /s/ MARK J. KADISH
                                     ------------------------------------------
                                                   Mark J. Kadish
                                              CHIEF FINANCIAL OFFICER
                                              (PRINCIPAL FINANCIAL AND
Date: December 29, 1997                         ACCOUNTING OFFICER)

                                By:             /s/ ROBERT J. KELLY
                                     ------------------------------------------
                                                  Robert J. Kelly
Date: December 29, 1997                               DIRECTOR

                                By:             /s/ SAMMY W. PEARSON
                                     ------------------------------------------
                                                  Sammy W. Pearson
Date: December 29, 1997                               DIRECTOR

                                By:              /s/ TREVOR SOKELL
                                     ------------------------------------------
                                                   Trevor Sokell
Date: December 29, 1997                               DIRECTOR

                                By:           /s/ MICHAEL J. WILKINSON
                                     ------------------------------------------
                                                Michael J. Wilkinson
Date: December 29, 1997                               DIRECTOR