Form 10-K/A
period 1997-09-30
AXIOM INC
filed 1998-01-02
CIK 1037002

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-K



               /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended September 30, 1997

                                       OR


             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE TRANSITION PERIOD FROM         TO

                                    0-22601
                            (Commission File Number)
                            ------------------------

                                   AXIOM INC.

             (Exact name of registrant as specified in its charter)


             DELAWARE                     51-0356153
  (State or other jurisdiction of      (I.R.S. Employer
  incorporation or organization)        Identification
                                            Number)

       351 NEW ALBANY ROAD,               08057-1177
          MOORESTOWN, NJ                  (Zip Code)
  (Address of principal executive
             offices)


                                 (609) 866-1000
              (Registrant's telephone number, including area code)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
-----------------------------------------------  -----------------------------------------------
                     NONE                                             NONE



          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /


    The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock as reported by the Nasdaq Stock Market ("Nasdaq") as of December 26, 1997: $12,707,500. For purposes of making this calculation only, registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the common stock of the registrant.



    The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, on December 29, 1997 was 6,466,900.


                      DOCUMENTS INCORPORATED BY REFERENCE:


    Portions of the Notice and Proxy Statement for the 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement") to be filed within 120 days after the end of the fiscal year covered by this annual report, incorporated by reference in Part III hereof.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


      ITEM                                                                                                            PAGE
-----------                                                                                                           -----

                                                            PART I

        1.   Business                                                                                                       3
        2.   Properties                                                                                                     8
        3.   Legal Proceedings                                                                                              8
        4.   Submission of Matters to a Vote of Security Holders                                                            9

                                                           PART II

        5.   Market for Registrant's Common Equity and Related Shareholder Matters                                          9
        6.   Selected Financial Data                                                                                        9
        7.   Management's Discussion and Analysis of Financial Condition and Results of Operations                         12
       7A.   Quantitative and Qualitive Disclosures About Market Risk                                                      17
        8.   Financial Statements and Supplementary Data                                                                   18
        9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                          37

                                                           PART III

       10.   Directors and Executive Officers of the Registrant                                                            38
       11.   Executive Compensation                                                                                        39
       12.   Security Ownership of Certain Beneficial Owners and Management                                                39
       13.   Certain Relationships and Related Transactions                                                                39

                                                           PART IV

       14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                                               39
             Signatures                                                                                                    42

                                     PART I

ITEM 1. BUSINESS


DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS



    From time to time, the Company may publish statements which are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations performance development and results of the Company's business include, but are not limited to: (i) reliance on a limited number of significant customers and dependence on Sterling Series products; (ii) difficulty in predicting quarterly revenues because of long sales cycles and customer budgetary constraints; (iii) competition in the market for billing data collection and traffic management systems; (iv) rapid and unexpected changes in the telecommunications markets and technologies; (v) the success of the Company's sales and marketing strategies; (vi) the ability of the Company to manage its growth; (vii) the ability of the Company to motivate, and retain the services of, its key management and technical personnel and continue to hire additional qualified personnel to meet the Company's evolving staffing needs; and (viii) risks related to sales to international customers, including, but not limited to, currency fluctuations, instability in financial markets and unanticipated shifts in economic policies of foreign governments.



DEVELOPMENT OF THE BUSINESS



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

BILLING DATA COLLECTION PRODUCTS


    The Company offers an integrated suite of billing data collection products marketed under the "Sterling Series" name. The individual products that comprise the Sterling Series are designed to work as a system; however, the Company sells each component separately so that the system can be configured to meet the exact needs of the customer. The Sterling Series was introduced by the Company at the end of 1995 as the successor to its PDU-20 ("Pollable Data Unit") and SX5000 ("Host Collector") billing data collection system that the Company introduced in the 1980s as the "SEBX Series." Compared with the SEBX Series, the Sterling Series provides substantially increased storage capacity and processing power, enhanced interconnectivity with a wide range of data management systems and increased speed of network data delivery.


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


    STERLING 5000. The Sterling 5000 is a centralized billing data collector that collects transactional data, primarily CDRs, from data servers, such as the Sterling 500, or directly from up to 200 telecommunications switches or other CDR generating sources. The Sterling 5000 consists of a multi-processor Hewlett-Packard Co. ("Hewlett-Packard") computer equipped with specialized software. The Sterling 5000 is equipped with specialized input interfaces which permit the unit to collect data from a wide variety of switch and server types. After the data is collected, the Sterling 5000's resident preprocessing software reformats the CDRs into a normalized format which facilitates further processing, storage or delivery to other data management systems.


    The Sterling 5000 processes the normalized CDRs through a number of applications, some of which are standard features of the Sterling 5000 and some of which are provided by specialized processing modules that the Company sells separately.


    STERLING 5001; STERLING MANAGER. The Sterling 5001 is a workstation equipped with graphical-user interface ("GUI")-based software that provides communication, command and control capabilities for a network of one or more Sterling 5000s and Sterling 500s. The Sterling 5001 is generally used in combination with the Company's Sterling Manager software product, which can be easily adapted to interface with additional Sterling and non-Sterling hardware and software products. With easy-to-use "point and click operation," the Sterling 5001 optimizes systems control and enables the customer's personnel to manage from remote locations data collecting, processing and distributing functions performed by equipment installed at fully automated facilities. By combining the ability to manage remote operations with the advantages of a user-friendly interface, the Company's products help its customers to control their personnel-related costs.


    STERLING 5410. The Sterling 5410 is a UNIX-based data distribution platform designed to receive CDR data from other Sterling Series products and perform independent data processing. The Sterling 5410 offers end users full access to that data while, at the same time, maintaining a security "firewall" between these external users and the revenue-critical billing system directly supported by other Sterling Series products. The platform has the further advantage of being able to aggregate data from several Sterling 5000s and 500s by communication through a provider's own network file servers. Currently, the primary application of the Sterling 5410 permits local exchange companies ("LECs") to provide call detail data to their Centrex customers.



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


TRAFFIC MANAGEMENT PRODUCTS


    The Company provides a comprehensive traffic management system under the name Manifest-TM- (formerly Autrax 5000). This product provides telecommunications companies with real-time traffic data to detect and locate quickly exchange and network problems, plan and route strategically traffic through the network, improve the over-all quality of service and reduce significantly customer complaints. The Manifest-TM- traffic management system features a GUI-based system with cross-platform (Windows NT and UNIX) capabilities, compliance with the Open Database Connectivity standard, a function to permit its reports to be accessed by a web browser and an adaptive normalizer which permits greater customer flexibility in report creation.



    Many large telecommunications service providers in the United States, such as the Regional Bell Operating Companies ("RBOCs"), developed their own traffic management systems. These systems typically have not been significantly upgraded or improved in nearly a decade. With demand for wireline telecommunications services increasing rapidly, as evidenced by the increasing demand by businesses and private households for Internet access through wirelines, LECs and other owners of wireline systems increasingly will demand more sophisticated traffic management tools. Also, increasing competition in each market segment creates the need for products that can accurately measure and report inter-company transactions and facilitate settlements between telecommunications service providers. Similarly, privatization and other competitive factors have increased the need of international telecommunications service providers for more sophisticated traffic management systems.



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


NEW PRODUCTS AND SERVICES


    In November 1997 the Company introduced two new products to its Sterling Series of billing data collection and processing systems.



    The Sterling 5005 is a flexible and secure platform for data access and reporting, providing a basis for data applications. The Sterling 5005 is able to gather application specific data from the Sterling Host Collector and provide this valuable data to users in a separate environment, thereby continually maintaining the integrity of the billing data stream. With the launch of Sterling 5005, Axiom also introduced its first application for this new platform which enables telecommunications carriers to provide call details to their Centrex customers. This Station Message Detail Recording ("SMDR") application centrally collects the call screening and message details recorded by one or more Sterling Host Collectors. Together as part of the overall STERLING SERIES, these products provide Axiom customers with access to near-real time data for both internal and external end-users.



    The Sterling 510 is a new, lower-priced entry level data server, expanding the Company's current line of data server products. This system is designed specifically to reach emerging and competitive markets, including Competitive Local Exchange Companies ("CLECs") and international carriers, that generally require a single-input, low volume, data collection and processing solution. The Sterling 510 will also be applicable to larger carriers' low volume exchanges. Like all Sterling Data Servers, the Sterling 510 is a duplex, fully redundant system, and is designed to comply with industry standards for international and US markets.


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


    In the future, the Company will consider introducing new software applications that are compatible with its other billing data collection and traffic management products. The Company may also consider developing interfaces that permit its systems to transmit data from sources other than telecommunications networks, including possibly other utilities and cable television systems. There is no assurance, however, that any of these products will be successfully developed or marketed.


SUPPLY RELATIONSHIPS

    The Company purchases and licenses products and technology from a variety of providers. The Company purchases Hewlett-Packard hardware and software that is used primarily for its Sterling 5000 and traffic management product through an agreement with a major Hewlett-Packard distributor. The

Company licenses the real-time operating system used in the Sterling Series from Lynx Real-Tool Systems, Inc., software for its traffic management product from Informix Software, Inc. and the software for its recently introduced fraud detection and management product from a private United Kingdom company. The Company also purchases processing boards for its Sterling 500s and other products from Motorola, Inc. through a distributor. The Company believes its relationships with its suppliers are good and there are no issues related to obtaining product.


CUSTOMERS

    The Company's customers include large telecommunications companies based in a number of countries around the world.


    The following table sets forth information with respect to sales to certain major customers during the year ended September 30, 1997 ("fiscal 1997") and the year ended September 30, 1996 ("fiscal 1996"):



                                                                   FISCAL 1997                     FISCAL 1996
                                                          ------------------------------  ------------------------------
                                                                            PERCENTAGE                      PERCENTAGE
                                                                             OF TOTAL                        OF TOTAL
CUSTOMER                                                     REVENUES        REVENUES        REVENUES        REVENUES
--------------------------------------------------------  ---------------  -------------  ---------------  -------------
U S West, Inc...........................................  $  13.8 million          42%    $  10.2 million          30%
Southwestern Bell Telephone Company.....................  $   3.2 million          10%    $   6.3 million          19%
Ameritech Corporation...................................  $   2.9 million           9%    $   4.4 million          13%
Puerto Rico Telephone Co................................  $   0.9 million           3%    $   3.2 million           9%
Telecom Argentina.......................................  $   2.0 million           6%    $   1.2 million           3%
PT. Telekomunikasi, Indonesia...........................  $   3.1 million          10%          --              --


BACKLOG


    The Company's backlog (firm purchase orders for products and services that have not yet been recognized as revenue) was approximately $7.5 million and $4.7 million at December 1, 1997 and December 1, 1996, respectively. The Company normally has a relatively small amount of product and service backlog because ongoing informal communication with its major customers generally enables the Company to anticipate orders and ship products within a relatively short time after the customer's order is received. The Company expects to be able to fill substantially all backlog existing at December 1, 1997 prior to the end of fiscal 1998.


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


    During fiscal 1997, fiscal 1996 and fiscal 1995, development and engineering expenses were $7.6 million, $7.0 million and $5.9 million, respectively. Product research, development and engineering expenses are expected to increase in fiscal 1998. None of the research, development and engineering expenses have been capitalized.



COMPETITION



    The market for billing data collection and traffic management services for the telecommunications service industry is highly competitive and the Company expects that further growth within the telecommunications service industry will encourage the entry of new participants into U.S. and international markets in the future. Many of the Company's current and potential future competitors have significantly greater financial, technical and marketing resources than the Company.



    The Company believes that the principal basis of competition in the sales of its products is functionality, including such factors as the ability of products to provide a high degree of integrity of transaction information while efficiently performing all preprocessing and delivery functions; the ability to increase capacity and add functionality cost-effectively; the ability to provide critical data on a real-time basis; compatibility with telecommunications switches sold by a number of manufacturers; and the ability to interface effectively with a variety of billing and other applications. Other significant bases of competition include price and service.



    In the market for its billing data collection solutions, the Company's competitors include (i) large telecommunications service providers that internally develop full system products for their own use; (ii) companies, such as ACE*COMM Corporation, CGI, Inc., Lucent and Northern Telecom, Inc., that can supply billing data collection components and systems; and (iii) vendors that supply product components or systems integration services, including Andersen Consulting, Digital Equipment Corporation, Hewlett-Packard and International Business Machines Corp.



    In the market for its traffic management solutions, the Company's competitors include (i) large telecommunications service providers that internally develop full system products for their own use; (ii) companies such as Hewlett-Packard and Objective Systems Integrators, Inc. that provide integrated network management systems; and (iii) companies such as Applied Digital Access that provide separate traffic management solutions.



    There are a large number of companies that have developed or could develop a product competitive with the Company's fraud detection and management product. The Company believes that most large telecommunications companies are currently utilizing internally developed fraud management systems.


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


    The Company has signed a new lease agreement to relocate its headquarters to Mount Laurel, New Jersey. This facility is a 62,000 square foot facility, which the Company believes will be suitable and adequate for its present and forseeable future needs. It is anticipated that the relocation will take place in April 1998.



    The Company's manufacturing group is located presently in an adjoining 34,000 square foot facility. This lease expires in August 1998, with the Company having an option to renew for an additional five years. This facility is well maintained, in good condition, and suitable and adequate for its present and forseeable future needs. It is not anticipated that the Company will relocate this facility.


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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
  MATTERS

    (a) Market Information.


    The Common Stock of the Company is traded in Nasdaq's National Market under the symbol "AXIM". The following table sets forth, for the period indicated, the high and low closing sales prices per share of Common Stock as reported by Nasdaq. Regular-way trading in the Common Stock commenced on Nasdaq's National Market on July 8, 1997.



FISCAL 1997                                                                                         HIGH        LOW
------------------------------------------------------------------------------------------------  ---------  ---------
Fourth Quarter (from July 8, 1997)..............................................................  $   14.50  $    9.00


    (b) Holders.

    As of December 23, 1997 there were approximately nine record holders of the Common Stock.

    (c) Dividends.

    The Company does not anticipate paying dividends in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA



    The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto, and the other financial information included elsewhere in this Form 10-K, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations".

The following table summarizes selected financial data of the Company and the Predecessor Business:


                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            AXIOM INC.
                                                    ----------------------------------------------------------

                                                                                                                PREDECESSOR BUSINESS
                                                                                                  PERIOD FROM
                                                                                                 JULY 1, 1994           (1)
                                                                                                      TO        YEAR ENDED JUNE 30,
                                                             YEAR ENDED SEPTEMBER 30,            SEPTEMBER 30,
                                                    -------------------------------------------                 --------------------
                                                        1997           1996           1995           1994         1994       1993
                                                    -------------  -------------  -------------  -------------  ---------  ---------
STATEMENTS OF OPERATIONS DATA:

REVENUES:
Unrelated third parties:
Equipment.........................................    $  24,437      $  23,358      $  18,000      $   4,242    $  13,963  $  14,799
Services..........................................        8,570          7,739          5,766          1,364        6,266      6,899
                                                    -------------  -------------  -------------  -------------  ---------  ---------
                                                         33,007         31,097         23,766          5,606       20,229     21,698
                                                    -------------  -------------  -------------  -------------  ---------  ---------
Related parties...................................       --              2,867          1,802         --           --         --
                                                    -------------  -------------  -------------  -------------  ---------  ---------
Total revenues....................................       33,007         33,964         25,568          5,606       20,229     21,698
                                                    -------------  -------------  -------------  -------------  ---------  ---------
COST OF REVENUES:
Unrelated third parties:
Equipment.........................................       13,167         11,639          9,110          2,271        8,785      6,315
Services..........................................        4,732          4,580          3,093          1,086        4,018      4,586
                                                    -------------  -------------  -------------  -------------  ---------  ---------
                                                         17,899         16,219         12,203          3,357       12,803     10,901
                                                    -------------  -------------  -------------  -------------  ---------  ---------
Related parties...................................       --              1,946          1,274         --           --         --
                                                    -------------  -------------  -------------  -------------  ---------  ---------
Total cost of revenues............................       17,899         18,165         13,477          3,357       12,803     10,901
                                                    -------------  -------------  -------------  -------------  ---------  ---------
Gross profit......................................       15,108         15,799         12,091          2,249        7,426     10,797
                                                    -------------  -------------  -------------  -------------  ---------  ---------
OPERATING EXPENSES:
Research, development and engineering.............        7,580          7,003          5,948          1,348        5,450      4,913
Selling, general and administrative...............        8,731          6,308          5,206          1,072        4,985      4,986
Parent charges....................................          295            403            386         --           --         --
Charge for purchased research and development
  (2).............................................       --             --             --              6,700       --         --
                                                    -------------  -------------  -------------  -------------  ---------  ---------
Total operating expenses..........................       16,606         13,714         11,540          9,120       10,435      9,899
                                                    -------------  -------------  -------------  -------------  ---------  ---------
Operating income (loss)...........................       (1,498)         2,085            551         (6,871)   $  (3,009) $     898
                                                    -------------  -------------  -------------  -------------  ---------  ---------
                                                                                                                ---------  ---------
INTEREST EXPENSE, net (including related party
  interest).......................................          327            514            112              9
OTHER INCOME......................................            1            430            148             66
EQUITY IN LOSS OF INVESTEE........................       --                 18            494         --
GAIN ON SALE OF INVESTMENT........................       --              2,061         --             --
                                                    -------------  -------------  -------------  -------------
Income (loss) before income taxes.................       (1,824)         4,044             93         (6,814)
INCOME TAX (EXPENSE) BENEFIT......................          645         (1,543)           (35)         2,716
                                                    -------------  -------------  -------------  -------------
NET INCOME (LOSS).................................    $  (1,179)     $   2,501      $      58      $  (4,098)
                                                    -------------  -------------  -------------  -------------
                                                    -------------  -------------  -------------  -------------
NET INCOME (LOSS) PER COMMON SHARE................    $   (0.28)     $    0.72      $    0.02      $   (1.18)
                                                    -------------  -------------  -------------  -------------
                                                    -------------  -------------  -------------  -------------
SHARES USED IN COMPUTING NET INCOME (LOSS) PER
  COMMON SHARE....................................        4,144          3,477          3,477          3,477
                                                    -------------  -------------  -------------  -------------
                                                    -------------  -------------  -------------  -------------

                                                                                                      PREDECESSOR BUSINESS
                                                                          AXIOM INC.                          (1)
                                                                        SEPTEMBER 30,                       JUNE 30,
                                                          ------------------------------------------  --------------------
                                                            1997       1996       1995       1994       1994       1993
                                                          ---------  ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:

Cash and cash equivalents...............................  $   7,206  $   3,326  $   1,449  $     225  $  --      $      32
Total assets............................................     37,023     30,336     21,849     15,302      9,027     13,435
Working capital (deficit), excluding obligations to
  parent and affiliates (3).............................     23,925     14,698      6,671      1,742        330     (1,389)
Obligations to parent and affiliates(3).................        183     23,291     18,461     12,603     --         --
Long-term debt..........................................     --            147     --         --         --         --
Stockholders' equity (deficit) (3)......................     29,687     (1,539)    (4,040)    (4,098)     2,330      1,363


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


(3) The Company's acquisition of the Predecessor Business and other financing requirements have been primarily funded from borrowings from Securicor rather than equity investment. These borrowings are classified as obligations to parent and affiliates. Additionally, these borrowings were substantially repaid with the proceeds from the Offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


    The Company develops, markets and supports integrated hardware and software systems that are able to collect and process an increasing volume of transaction information from a wide variety of wireline switches and transmit the information to the customer's information management networks. The Company is developing systems that process transaction information from wireless, Asynchronous Transfer Mode ("ATM") and other specialized telecommunications switches. The Company's customers use this information to bill their subscribers, to implement customized marketing programs and to perform other data management functions. The Company also provides traffic management solutions to telecommunications companies. The Company recently introduced its first applications software product, a fraud detection and management system. The Company provides installation, ongoing maintenance, support and training, as well as customized engineering services, related to the Company's systems.



    A significant portion of the Company's revenues have been, and are expected to continue to be, derived from substantial orders placed by large organizations, and in particular three RBOCs. Aggregate revenues from U S West, Inc. ("U S West"), Southwestern Bell Telephone Company ("Southwestern Bell") and Ameritech Corporation ("Ameritech") accounted for 60.2% 61.6% and 51.2% of the Company's total revenues for the years ended September 30, 1997, 1996 and 1995, respectively. During fiscal 1997, an additional 9.5% of the Company's revenues was attributable to sales to PT Telekomunikasi, Indonesia ("PT Telekom, Indonesia"). During fiscal 1996, 9.4% of the Company's revenues was attributable to sales to Puerto Rico Telephone Co.


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

RESULTS OF OPERATIONS

FISCAL 1997 COMPARED TO FISCAL 1996

    REVENUES


    Revenues attributable to unrelated third parties ("Third-party Revenues") increased by 6.1% from $31.1 million in fiscal 1996 to $33.0 million in fiscal 1997. Equipment revenues increased 4.6% from $23.4 million in fiscal 1996 to $24.4 million in fiscal 1997. This increase resulted primarily from the addition of several new customers in Asia and Europe. Services revenues increased 10.7% from $7.7 million in fiscal 1996 to $8.6 million in fiscal 1997. This increase is mainly due to increased system installation services during the year. Additionally, the Company generated $1.2 million and $792,000 of Third-party Revenues in fiscal 1997 and fiscal 1996, respectively, related to sales of an affiliate's products which are not expected to recur in the future. See Note 5 of Notes to Consolidated Financial Statements. For fiscal 1996, the Company recognized $2.3 million of one-time related-party revenues attributable to sales to a Securicor affiliate. The remaining $544,000 of related-party revenues for fiscal 1996 are from the sale of equipment to an entity in which the Company had an equity investment from January 1995 to May 1996. See Note 5 of Notes to Consolidated Financial Statements. Revenues from this entity for fiscal 1997 and the period May 2, 1996 to September 30, 1996 were $1.1 million and $1.6 million, respectively, and are included in Third-party Revenues, for these periods.


    GROSS PROFIT


    Gross profit was 45.8% of Third-party Revenues in fiscal 1997, reflecting a decrease from 47.8% of such revenues in fiscal 1996. Gross profit related to equipment revenues was 46.1% in fiscal 1997 and 50.2% in fiscal 1996. Gross profit was 44.8% of services revenues in fiscal 1997 and 40.8% of such revenues in fiscal 1996. The decrease in gross profit as a percentage of Third-party revenues and of equipment revenues is primarily due to increases in fixed costs incurred in order to support the Company's growing customer base. The Company has a relatively high fixed cost base which is included in cost of revenues. As a result, fluctuations in revenues have a significant effect on margins. The increase in gross profit related to services revenues is attributable to the benefit of spreading higher revenues over the Company's fixed cost base. Total gross profit as a percentage of total revenues was 45.8% for fiscal 1997 and 46.5% in fiscal 1996.


    RESEARCH, DEVELOPMENT AND ENGINEERING


    Research, development and engineering expenses increased 8.2% from $7.0 million in fiscal 1996 to $7.6 million in fiscal 1997 and increased as a percentage of Third-party Revenues from 22.5% in fiscal 1996 to 23.0% in fiscal 1997. The increase resulted primarily from the addition of engineering staff and subcontractors to support the increasing development requirements and demanding timetables of the Company's customers.

    SELLING, GENERAL AND ADMINISTRATIVE


    Selling, general and administrative expenses increased 38.4% from $6.3 million in fiscal 1996 to $8.7 million in fiscal 1997. As a percentage of Third-party Revenues, selling, general and administrative expenses increased from 20.3% in fiscal 1996 to 26.5% in fiscal 1997. The increase resulted primarily from the addition of staff in the marketing and sales departments of the Company. The increase in marketing and sales staff was a result of the Company's increased focus on developing new markets and expanding existing markets for the Company's products.


    PARENT CHARGES


    After the acquisition of the Predecessor Business, Securicor began to charge the Company an allocated portion of group and divisional overhead costs (the "Parent Charges"). The Parent Charges in fiscal 1997 and fiscal 1996 were $295,000 and $403,000, respectively. The Company did not incur any Parent Charges after the Offering and is not expected to incur any significant expenses in lieu of these Parent Charges. The Company and Securicor have entered into an agreement pursuant to which Securicor will provide international marketing services to the Company for an annual charge of $160,000. In addition, the Company will pay each of its directors who are employees of Securicor an annual directors fee of $20,000, which the directors will remit to Securicor.


    INTEREST EXPENSE


    Interest expense in fiscal 1997 and fiscal 1996 was $327,000 and $514,000 respectively. This decrease resulted from the repayment of the Company's outstanding borrowings from Securicor with the proceeds of the Offering.



    OTHER INCOME



    Other income decreased from $430,000 in fiscal 1996 to $1,000 in fiscal 1997. A litigation settlement gain of $350,000 was recognized in the first quarter of fiscal 1996.


    EQUITY IN LOSS OF INVESTEE


    The Company recorded a $18,000 loss in fiscal 1996 as a result of its investment in Metapath Corporation which was accounted for under the equity method. This investment was sold in May 1996 and resulted in a gain on sale of this investment of $2,061,000. See Note 5 of Notes to Consolidated Financial Statements.


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

LIQUIDITY AND CAPITAL RESOURCES


    Prior to the Offering, the Company financed its operations primarily with cash generated from operations and borrowings from Securicor. In July 1997, the Company realized net proceeds from the Offering of approximately $32.4 million (after deducting underwriters' discounts and commissions and other offering expenses). In August 1997, the Company repaid $28.5 million in Company borrowings from Securicor. As of September 30, 1997, the Company had $7.2 million of cash, $14.2 million in net trade accounts receivable, and $23.7 million of working capital.



    Net cash used in operating activities was $3.7 million, $4.1 million and $1.9 in fiscal 1997, 1996 and 1995, respectively. In fiscal 1997, the net loss, an increase in inventories of $4.2 million, a decrease in accrued tax payable of $2.3 million and a decrease of $655,000 in other accrued expenses were only partially offset by $1.5 million decrease in accounts receivable and a $764,000 increase in accounts payable.

In fiscal 1996, increases in accounts receivable of $8.3 million were only partially offset by the cash provided by the sum of net income, adjusted for $158,000 in non-cash charges, and a $1.1 million increase in accrued tax payable. In fiscal 1995, an increase in accounts receivable of $2.1 million, an increase in inventories of $2.4 million and a decrease in other accrued expense of $1.2 million were only partially offset by a $1.1 million increase in accounts payable.



    Net cash used in investing activities was $1.5 million in fiscal 1997 and $2.7 million in fiscal 1995. Net cash provided by investing activities was $1.2 million in fiscal 1996. In fiscal 1997, fiscal 1996 and fiscal 1995, purchases of property and equipment were $1.5 million, $818,000 and $877,000, respectively. In fiscal 1996, the cash provided was the result of the Company completing a sale of an investment. In fiscal 1995, the Company purchased certain product development costs for $1.3 million. In addition, in fiscal 1995, the Company acquired an interest in Metapath Corporation for $512,000.



    Net cash provided by financing activities was $9.1 million, $4.7 million and $5.9 million in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. In fiscal 1997, the net cash provided by financing activities resulted primarily from the proceeds of the Offering after repayment of outstanding borrowings from Securicor. In fiscal 1996 and 1995, the net cash provided by financing activities resulted primarily from funding which the Company received from Securicor.



    The Company has established a $2.5 million credit facility with a bank which will be used to meet short-term borrowing requirements. As of December 29, 1997, the Company had not yet made any borrowings under this facility. The Company recently obtained a $1.5 million leasing facility to finance its purchases of capital equipment. At December 29, 1997, approximately $1.4 million was available under this facility.



    The Company believes that its existing cash balances, cash generated from operations, borrowings under the credit facility and the net proceeds from the Offering will be sufficient to meet the Company's cash requirements during fiscal 1998. However, depending upon its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or, if available, on terms satisfactory to the Company.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                PAGE
                                                                                                                -----
CONSOLIDATED FINANCIAL STATEMENTS OF AXIOM INC. AND SUBSIDIARIES:

Report of Independent Public Accountants...................................................................          19
Consolidated Balance Sheets................................................................................          20
Consolidated Statements of Operations......................................................................          21
Consolidated Statements of Stockholders' Equity (Deficit)..................................................          22
Consolidated Statements of Cash Flows......................................................................          23
Notes to Consolidated Financial Statements.................................................................          24

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


                                          /s/ ARTHUR ANDERSEN LLP


Philadelphia, PA
November 19, 1997

                          AXIOM INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 SEPTEMBER 30,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
                                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................................................  $   7,206  $   3,326
  Accounts receivable.......................................................................     14,241     15,740
  Inventories...............................................................................      7,374      3,167
  Deferred tax assets.......................................................................        630        458
  Income tax receivable.....................................................................        968     --
  Other.....................................................................................        473        354
                                                                                              ---------  ---------
    Total current assets....................................................................     30,892     23,045
                                                                                              ---------  ---------
PROPERTY AND EQUIPMENT:
  Computer hardware and software............................................................      3,229      2,417
  Production and test equipment.............................................................      1,995      1,329
  Furniture, fixtures and leasehold improvements............................................        553        531
                                                                                              ---------  ---------
                                                                                                  5,777      4,277
  Less-Accumulated depreciation and amortization............................................     (2,785)    (1,541)
                                                                                              ---------  ---------
    Net property and equipment..............................................................      2,992      2,736
DEFERRED TAX ASSETS.........................................................................      2,704      2,959
OTHER ASSETS................................................................................        267      1,207
INTANGIBLE ASSETS, net......................................................................        168        389
                                                                                              ---------  ---------
                                                                                              $  37,023  $  30,336
                                                                                              ---------  ---------
                                                                                              ---------  ---------
                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Current portion of long-term debt.........................................................  $     147  $     185
  Obligations to parent and affiliates......................................................        183     23,291
  Accounts payable..........................................................................      3,057      2,293
  Accrued compensation and related benefits.................................................      1,066      1,206
  Accrued agent commissions.................................................................        638        806
  Other accrued expenses....................................................................        613      1,268
  Accrued tax payable.......................................................................     --          1,348
  Deferred tax liabilities..................................................................         33          9
  Deferred revenues.........................................................................      1,413      1,232
                                                                                              ---------  ---------
    Total current liabilities...............................................................      7,150     31,638
                                                                                              ---------  ---------
LONG-TERM LIABILITIES:
Deferred tax liabilities....................................................................        186         90
Long-term debt..............................................................................     --            147
                                                                                              ---------  ---------
Total long-term liabilities.................................................................        186        237
                                                                                              ---------  ---------
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and
  outstanding...............................................................................     --         --
Common stock, $0.01 par value, 25,000,000 shares authorized, 6,466,900 and 3,476,900 shares
  issued and outstanding....................................................................         65     --
Additional paid-in capital..................................................................     32,340     --
Accumulated deficit.........................................................................     (2,718)    (1,539)
                                                                                              ---------  ---------
Total stockholders' equity (deficit)........................................................     29,687     (1,539)
                                                                                              ---------  ---------
                                                                                              $  37,023  $  30,336
                                                                                              ---------  ---------
                                                                                              ---------  ---------


        The accompanying notes are an integral part of these statements.

                          AXIOM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                  YEAR ENDED SEPTEMBER 30,
                                                                            -------------------------------------
                                                                                1997          1996        1995
                                                                            -------------  ----------  ----------
REVENUES:
  Unrelated third parties:
    Equipment.............................................................  $      24,437  $   23,358  $   18,000
    Services..............................................................          8,570       7,739       5,766
                                                                            -------------  ----------  ----------
                                                                                   33,007      31,097      23,766
                                                                            -------------  ----------  ----------
  Related parties.........................................................       --             2,867       1,802
                                                                            -------------  ----------  ----------
    Total revenues........................................................         33,007      33,964      25,568
                                                                            -------------  ----------  ----------

COST OF REVENUES:
  Unrelated third parties:
    Equipment.............................................................         13,167      11,639       9,110
    Services..............................................................          4,732       4,580       3,093
                                                                            -------------  ----------  ----------
                                                                                   17,899      16,219      12,203
                                                                            -------------  ----------  ----------
  Related parties.........................................................       --             1,946       1,274
                                                                            -------------  ----------  ----------
    Total cost of revenues................................................         17,899      18,165      13,477
                                                                            -------------  ----------  ----------
    Gross profit..........................................................         15,108      15,799      12,091
                                                                            -------------  ----------  ----------

OPERATING EXPENSES:
  Research, development and engineering...................................          7,580       7,003       5,948
  Selling, general and administrative.....................................          8,731       6,308       5,206
  Parent charges..........................................................            295         403         386
                                                                            -------------  ----------  ----------
    Total operating expenses..............................................         16,606      13,714      11,540
                                                                            -------------  ----------  ----------
    Operating income (loss)...............................................         (1,498)      2,085         551

INTEREST EXPENSE, net (including related party interest)..................            327         514         112
OTHER INCOME..............................................................              1         430         148
EQUITY IN LOSS OF INVESTEE................................................       --                18         494
GAIN ON SALE OF INVESTMENT................................................       --             2,061      --
                                                                            -------------  ----------  ----------
  Income (loss) before income taxes.......................................         (1,824)      4,044          93
INCOME TAX (EXPENSE) BENEFIT..............................................            645      (1,543)        (35)
                                                                            -------------  ----------  ----------
NET INCOME (LOSS).........................................................  $      (1,179) $    2,501  $       58
                                                                            -------------  ----------  ----------
                                                                            -------------  ----------  ----------

NET INCOME (LOSS) PER COMMON SHARE........................................  $       (0.28) $     0.72  $     0.02
                                                                            -------------  ----------  ----------
                                                                            -------------  ----------  ----------
SHARES USED IN COMPUTING
NET INCOME (LOSS) PER COMMON SHARE........................................          4,144       3,477       3,477
                                                                            -------------  ----------  ----------
                                                                            -------------  ----------  ----------



        The accompanying notes are an integral part of these statements.

                          AXIOM INC. AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                 (IN THOUSANDS)



                                                                                   ADDITIONAL
                                                                       COMMON        PAID-IN    ACCUMULATED
                                                                        STOCK        CAPITAL      DEFICIT       TOTAL
                                                                    -------------  -----------  ------------  ---------
BALANCE, SEPTEMBER 30, 1994.......................................    $  --         $  --        $   (4,098)  $  (4,098)
  Net income......................................................       --            --                58          58
                                                                            ---    -----------  ------------  ---------

BALANCE, SEPTEMBER 30, 1995.......................................       --            --            (4,040)     (4,040)
  Net income......................................................       --            --             2,501       2,501
                                                                            ---    -----------  ------------  ---------

BALANCE, SEPTEMBER 30, 1996.......................................       --            --            (1,539)     (1,539)
  Stock split and initial public offering, net of expenses........           65        32,340        --          32,405
  Net loss........................................................       --            --            (1,179)     (1,179)
                                                                            ---    -----------  ------------  ---------

BALANCE, SEPTEMBER 30, 1997.......................................    $      65     $  32,340        (2,718)  $  29,687
                                                                            ---    -----------  ------------  ---------
                                                                            ---    -----------  ------------  ---------


        The accompanying notes are an integral part of these statements.

                          AXIOM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 (IN THOUSANDS)



                                                                                         YEAR ENDED SEPTEMBER 30,
                                                                                     --------------------------------
                                                                                        1997       1996       1995
                                                                                     ----------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..................................................................  $   (1,179) $   2,501  $      58

Adjustments to reconcile net income (loss) to net cash used in operating activities-
Depreciation and amortization......................................................       1,465      1,885      1,318
Equity in loss of investee.........................................................      --             18        494
Gain on sale of investment.........................................................      --         (2,061)    --
Changes in assets and liabilities, net-
  Decrease (increase) in-
    Accounts receivable............................................................       1,499     (8,346)    (2,131)
    Inventories....................................................................      (4,207)     1,077     (2,392)
    Other current assets...........................................................        (119)       162        419
    Other assets...................................................................         940        (68)        (3)
    Deferred taxes.................................................................         203         (1)      (259)
  Increase (decrease) in-
    Accounts payable...............................................................         764        (39)     1,102
    Accrued compensation and related benefits......................................        (140)        27        498
    Accrued agent commissions......................................................        (168)      (310)       662
    Other accrued expenses.........................................................        (655)       402     (1,161)
    Accrued tax payable............................................................      (2,316)     1,148        177
    Deferred revenues..............................................................         181       (452)      (691)
                                                                                     ----------  ---------  ---------

    Net cash used in operating activities..........................................      (3,732)    (4,057)    (1,909)
                                                                                     ----------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment................................................      (1,500)      (818)      (877)
Sale (purchase) of investment......................................................      --          2,061       (512)
Purchase of product development cost...............................................      --         --         (1,336)
                                                                                     ----------  ---------  ---------

    Net cash provided by (used in) investing activites.............................      (1,500)     1,243     (2,725)
                                                                                     ----------  ---------  ---------

CASH FLOW FROM FINANCING ACTIVITES:
Proceeds from sale of common stock.................................................      32,405     --         --
Payments on long-term debt.........................................................        (185)      (139)    --
Advances on obligations to parent and affiliates...................................       5,388     12,743     10,505
Repayment on obligations to parent and affiliates..................................     (28,496)    (7,913)    (4,647)
                                                                                     ----------  ---------  ---------

    Net cash provided by financing activities......................................       9,112      4,691      5,858
                                                                                     ----------  ---------  ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS..........................................       3,880      1,877      1,224
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.......................................       3,326      1,449        225
                                                                                     ----------  ---------  ---------

CASH AND CASH EQUIVALENTS, END OF YEAR.............................................  $    7,206  $   3,326  $   1,449
                                                                                     ----------  ---------  ---------
                                                                                     ----------  ---------  ---------



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

                          AXIOM INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
PROPERTY AND EQUIPMENT

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

    Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets as follows:

Computer hardware and software.................................................  3 years
                                                                                 4 to 5
Production and test equipment..................................................  years
Furniture, fixtures and leasehold improvements.................................  5 years

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

                          AXIOM INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
REVENUE RECOGNITION


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



    Depending on contract terms and conditions, software license fees are recognized upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. The Company has only had nominal separate software license fee revenues for the year ended September 30, 1997 and these amounts are included in equipment revenues. If significant vendor obligations exist at delivery and/or the product is subject to customer acceptance, revenue is deferred until no significant obligations remain and/or acceptance has occurred. If the payment of the license fee is coincident to services which are deemed to be essential to the transaction, the license fee is deferred and recognized using contract accounting over the period during which the services are performed. The Company's software licensing agreements provide for customer support (typically 90 days). The portion of the license fee associated with customer support is unbundled from the license fee and is recognized ratably over the warranty period as services revenue. The Company offers support agreements to its customers. The support agreements generally call for the Company to provide technical support and certain software updates to customers. Revenues on technical support and software update rights are recognized ratably over the term of the support agreement and is included in services revenue in the accompanying statements of operations.


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

INCOME TAXES

    The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the liability method of

                          AXIOM INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each year are determined using the enacted tax rates.

NET INCOME (LOSS) PER COMMON SHARE

    Net income (loss) per common share was calculated by dividing net income
(loss) by the weighted average number of common shares outstanding for the respective year.


    SFAS No. 128, "Earnings per Share", which supersedes Accounting Principles Board Opinion No. 15 ("APB No. 15"), "Earnings per Share", was issued in February 1997. SFAS No. 128 requires dual presentation of basic and diluted net income (loss) per common share for complex capital structures on the face of the statements of operations. According to SFAS No. 128, basic net income (loss) per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS No. 128 is required to be adopted in the Company's quarter ending December 31, 1997; earlier application is not permitted. For the years ended 1997, 1996 and 1995, the basic and diluted net income (loss) per common share measured under SFAS No. 128 is not materially different from net income (loss) per common share.


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

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


    For the years ended September 30, 1997, 1996 and 1995, the Company paid interest of $686,000, $459,000 and $120,000, respectively. For the years ended September 30, 1997, 1996 and 1995, the Company paid income taxes of $2,066,000, $495,000, and $21,000, respectively.

                          AXIOM INC. AND SUBSIDIARIES

3. ACCOUNTS RECEIVABLE:


                                                                                            SEPTEMBER 30,
                                                                                     ----------------------------
                                                                                         1997           1996
                                                                                     -------------  -------------
Billed.............................................................................  $  12,265,000  $  13,223,000
Unbilled...........................................................................      2,076,000      2,617,000
                                                                                     -------------  -------------
                                                                                        14,341,000     15,840,000
Less-allowance for doubtful accounts...............................................       (100,000)      (100,000)
                                                                                     -------------  -------------
                                                                                     $  14,241,000  $  15,740,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------


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


    The acquired product development costs relate to the development of an Integrated Services Digital Network ("ISDN") product which is sold in the United States. This asset was purchased from Securicor 3Net Ltd. ("3Net"), an affiliate of Securicor. Completion of this ISDN product occurred in October 1995. Therefore, as of September 30, 1995, the Company did not have any amortization expense related to these costs. Amortization was computed by multiplying the ratio of current revenues for the product to total and anticipated future revenues for the product by acquired costs. Amortization expense was $386,000 and $250,000 for the years ended September 30, 1997 and 1996, respectively. The Company's business activities related to the ISDN product were performed through its wholly-owned subsidiary, Securicor 3Net, Inc. During the years ended September 30, 1997 and 1996, the Company sold certain products related to this technology and recognized certain costs and realized all of the revenues related to such activities. For the year ended September 30, 1997, the Company recognized revenues of $1,167,000 and cost of revenues of

                          AXIOM INC. AND SUBSIDIARIES

5. OTHER ASSETS: (CONTINUED)

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

                          AXIOM INC. AND SUBSIDIARIES

7. DEBT:



LONG-TERM DEBT



                                                                                               SEPTEMBER 30,
                                                                                          ------------------------
                                                                                             1997         1996
                                                                                          -----------  -----------
Term note payable, payable in annual installments of $98,000 plus interest at 5.3%
  through 1998..........................................................................  $    98,000  $   196,000
Capitalized lease obligations, payable in monthly installments of $8,500 including
  interest at 15% through 1998..........................................................       49,000      136,000
                                                                                          -----------  -----------
                                                                                              147,000      332,000
Less Current portion....................................................................     (147,000)    (185,000)
                                                                                          -----------  -----------
                                                                                          $   --       $   147,000
                                                                                          -----------  -----------
                                                                                          -----------  -----------



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


LINE OF CREDIT


    The Company has a $2,500,000 million line of credit with a local bank with interest at the bank's prime rate. As of September 30, 1997, no funds have been advanced against this line of credit. Borrowings under the agreement are secured by an interest on substantially all of the Company's assets and require the Company to maintain certain financial and nonfinancial covenants, as defined. As of September 30, 1997, the Company was not in compliance with certain of its financial covenants. The Company received a waiver from the bank relating to such noncompliance.

                          AXIOM INC. AND SUBSIDIARIES

8. OBLIGATIONS TO PARENT AND AFFILIATES:

    Information relative to the Company's obligations to parent and affiliates is as follows:


                                                                                              SEPTEMBER 30,
                                                                                        --------------------------
                                                                                           1997          1996
                                                                                        -----------  -------------
Obligations to parent:
Interest free.........................................................................  $   --       $  12,326,000
Interest bearing......................................................................      --          10,512,000
Other.................................................................................      289,000        190,000
                                                                                        -----------  -------------
Total obligations to parent...........................................................      289,000     23,028,000
                                                                                        -----------  -------------
Obligation to affiliates:
Receivables from affiliates...........................................................     (119,000)       (33,000)
Payables to affiliates................................................................       13,000        296,000
                                                                                        -----------  -------------
Total obligations to affiliates, net..................................................     (106,000)       263,000
                                                                                        -----------  -------------
Total obligations to parent and affiliates............................................  $   183,000  $  23,291,000
                                                                                        -----------  -------------
                                                                                        -----------  -------------



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


9. INTEREST EXPENSE, NET:


                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                              -----------------------------------
                                                                                 1997         1996        1995
                                                                              -----------  ----------  ----------
Interest expense on obligations to parent...................................  $   552,000  $  578,000  $  141,000
Interest expense............................................................       22,000      16,000      --
Interest income.............................................................     (247,000)    (80,000)    (29,000)
                                                                              -----------  ----------  ----------
                                                                              $   327,000  $  514,000  $  112,000
                                                                              -----------  ----------  ----------
                                                                              -----------  ----------  ----------


10. OTHER INCOME (EXPENSE):


                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                              -----------------------------------
                                                                                 1997         1996        1995
                                                                              -----------  ----------  ----------
Litigation settlement gain..................................................  $   --       $  350,000  $   --
Miscellaneous...............................................................        1,000      80,000     148,000
                                                                              -----------  ----------  ----------
                                                                              $     1,000  $  430,000  $  148,000
                                                                              -----------  ----------  ----------
                                                                              -----------  ----------  ----------

                          AXIOM INC. AND SUBSIDIARIES

10. OTHER INCOME: (CONTINUED)


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


    In October 1995, the Financial Accounting Standards Board adopted SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Effective October 1, 1996, the Company has elected to adopt the disclosure requirement of this pronouncement. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under SFAS No. 123, the Company's net loss and net loss per common share for the year ended September 30, 1997 would have been $2,419,000 and $0.58, respectively. The weighted average fair value at the date of grant for options granted during 1997 is estimated at $7.96 per share, using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: dividend yield of 0%, expected volatility of 75%, risk-free interest rate of 6.73% and an expected option life of 5 years.


    Information with respect to the stock options granted under the Plan is summarized as follows:


                                                                                                    1997
                                                                                          ------------------------
                                                                                                       WEIGHTED
                                                                                                        AVERAGE
                                                                                                       EXERCISE
                                                                                           OPTIONS       PRICE
                                                                                          ---------  -------------
Balance as of October 1, 1996...........................................................     --        $  --
Granted.................................................................................    321,366        12.00
                                                                                          ---------       ------
Balance as of September 30, 1997........................................................    321,366    $   12.00
                                                                                          ---------       ------
                                                                                          ---------       ------
Exercisable as of September 30, 1997....................................................     --        $  --
                                                                                          ---------       ------
                                                                                          ---------       ------

                          AXIOM INC. AND SUBSIDIARIES

11. STOCKHOLDERS' EQUITY (DEFICIT): (CONTINUED)

    The following table summarize information about options outstanding at September 30, 1997.


                                     WEIGHTED.          WEIGHTED
                                 AVERAGE REMAINING       AVERAGE
   RANGE OF        NUMBER        CONTRACTUAL LIFE       EXERCISE        NUMBER       WEIGHTED AVERAGE
EXERCISE PRICES  OUTSTANDING         IN YEARS             PRICE       EXERCISABLE     EXERCISE PRICE
---------------  -----------  -----------------------  -----------  ---------------  -----------------
   $   12.00        321,366                9.7          $   12.00         --                --
                                            --                                --                --
                                            --                                --                --
      ------     -----------                           -----------
      ------     -----------                           -----------


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


    During the year ended September 30, 1996, certain key executive officers were granted options to purchase the common stock of Securicor. The aggregate number of options granted to these executive officers was 104,050. The exercise price of these options was at L2.45 per share, which was the fair market value of Securicor common stock on the date of grant. These options vest on the third anniversary of the date of grant. These options expire in June 2006 which is ten years from the date of grant.



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

                          AXIOM INC. AND SUBSIDIARIES

13. RELATED PARTY TRANSACTIONS: (CONTINUED)

    In May 1997, the Company and Securicor entered into an agreement pursuant to which Securicor will provide international sales and marketing services to the Company. For the year ended September 30, 1997, total charges from Securicor for these services were $149,000. In addition, the Company pays each of its directors an annual directors fee of $20,000 each. For the year ended September 30, 1997, the Company paid $5,000 related to such fees. The directors fees paid to employees of Securicor are remitted to Securicor.


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

    The federal statutory income tax is reconciled to the effective income tax rate as follows:


                                                                                            YEAR ENDED SEPTEMBER 30,
                                                                                         -------------------------------
                                                                                           1997       1996       1995
                                                                                         ---------  ---------  ---------
Federal statutory rate.................................................................      (34.0)%      34.0%      34.0%
State income taxes, net of federal benefit.............................................       (5.9)       5.9        5.9
Other..................................................................................        4.5       (1.7)      (2.3)
                                                                                         ---------        ---        ---
                                                                                             (35.4)%      38.2%      37.6%
                                                                                         ---------        ---        ---
                                                                                         ---------        ---        ---

                          AXIOM INC. AND SUBSIDIARIES

14. INCOME TAXES: (CONTINUED)
    The components of the net current and long-term deferred tax assets and liabilities, measured under SFAS No. 109, are as follows:

                                                                                              SEPTEMBER 30,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
Deferred tax assets
Charge for purchased research and development.........................................  $  2,704,000  $  2,910,000
Accruals..............................................................................       375,000       408,000
Other.................................................................................       255,000        99,000
                                                                                        ------------  ------------
                                                                                           3,334,000     3,417,000
Deferred tax liabilities
Depreciation..........................................................................       186,000        90,000
Other.................................................................................        33,000         9,000
                                                                                        ------------  ------------
                                                                                             219,000        99,000
                                                                                        ------------  ------------
Net deferred tax assets...............................................................  $  3,115,000  $  3,318,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------

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

15. CUSTOMER AND GEOGRAPHIC INFORMATION:

    The Company's operations are conducted in one business segment. The Company's revenues originated from the following geographic destinations:


                                                                               YEAR ENDED SEPTEMBER 30,
                                                                      -------------------------------------------
                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
Asia................................................................  $   3,741,000  $    --        $    --
Europe..............................................................      1,136,000       --             --
North America.......................................................     25,889,000     28,282,000  $  15,541,000
South America.......................................................      2,241,000      2,471,000      7,604,000
United Kingdom (related party)......................................       --            2,323,000      1,421,000
Other...............................................................       --              888,000      1,002,000
                                                                      -------------  -------------  -------------
                                                                      $  33,007,000  $  33,964,000  $  25,568,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                          AXIOM INC. AND SUBSIDIARIES

15. CUSTOMER AND GEOGRAPHIC INFORMATION: (CONTINUED)
    The following table summarizes significant customers with revenues which are at least 10% of the Company's revenues in any given period presented:


                                                                                  YEAR ENDED SEPTEMBER 30,
                                                                          ----------------------------------------
CUSTOMER                                                                      1997          1996          1995
------------------------------------------------------------------------  ------------  ------------  ------------
Ameritech Corporation...................................................  $  2,881,000  $  4,431,000  $  4,277,000
PT Telekomunikasi, Indonesia............................................     3,128,000       --            --
Puerto Rico Telephone Co................................................       937,000     3,199,000       101,000
Southwestern Bell Telephone Company.....................................     3,169,000     6,289,000     1,478,000
Telecom Argentina.......................................................     2,018,000     1,170,000     4,353,000
U S West, Inc...........................................................    13,812,000    10,219,000     7,349,000


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


    Future minimum rental payments as of September 30, 1997 are as follows:


FISCAL YEAR
---------------------------------------------------------------------------------------------------
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
                                                                                                     -------------
                                                                                                     -------------



    As of December 29, 1997, the Company had obtained a $1,500,000 leasing facility to finance its purchases of capital equipment. As of December 29, 1997, approximately $1,400,000 was available under this facility.

                          AXIOM INC. AND SUBSIDIARIES

16. COMMITMENTS AND CONTINGENCIES: (CONTINUED)
    The Company is obligated to make certain payments, as defined, to certain key Company employees if these employees are terminated. In addition, certain key employees have performance incentives in the form of cash and equity (in the parent or an affiliate) related compensation. The Company does not expect to make these payments other than in the normal course of business.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE


    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  EXECUTIVE OFFICERS


    Certain information called for in this item is hereby incorporated by reference from the Company's 1998 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 1997 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


    The executive officers of the Company are as follows:


NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Andrew P. Maunder....................................          41   Chairman of the Board, Chief Executive Officer,
                                                                    President and Treasurer
Donald Hoffman.......................................          62   Senior Vice President, Strategic Customer Development
William J. Rahe, Jr..................................          51   Vice President, Engineering
Mark J. Kadish.......................................          43   Chief Financial Officer and Secretary
Michael S. Farina....................................          45   Vice President, Marketing and Sales
Joseph F. Gorecki....................................          57   Vice President, Customer Service
Greg R. Fegley.......................................          42   Vice President, Operations Support



    ANDREW P. MAUNDER has served as Chairman of the Company's Board of Directors since August 1997, as the Company's President and Chief Executive Officer since October 1994 and as the Company's Treasurer since March 1995. Mr. Maunder has been a director of the Company since October 1996. From March 1994 until he joined the Company, Mr. Maunder served as Chief Financial Officer of Oxford Molecular Group plc, a biotechnology company based in the United Kingdom. From April 1987 until February 1994, Mr. Maunder was Finance and Operations Director of Securicor 3Net, Ltd., ("3Net"), a communications company based in the United Kingdom that has been affiliated with Securicor since August 1993. From October 1996 to May 1997, Mr. Maunder also served as a director of Securicor 3Net, Inc. ("3Net Delaware"), a wholly-owned indirect subsidiary of Securicor.


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


    GREG R. FEGLEY has been with the Company and the Predecessor Business since January 1988 and was appointed Vice President, Operations Support in October 1997. From January 1988 to September 1997, he held several positions, most recently Director, Operations. From January 1986 to December 1987, Mr. Fegley served as Marketing Manager for Northern Telecom's Spectron Division.


ITEM 11. EXECUTIVE COMPENSATION


    The information requested by this item is incorporated herein by reference to the information set forth in the 1998 Proxy Statement.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



    The information requested by this item is incorporated herein by reference to the information set forth in the 1998 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


    The information requested by this item is incorporated herein by reference to the information set forth in the 1998 Proxy Statement.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


    (a)(1) Financial Statements. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:



        Report of Independent Public Accountants



        Consolidated Balance Sheets as of September 30, 1997 and 1996



        Consolidated Statements of Operations for the years ended September 30, 1997, 1996 and 1995



        Consolidated Statements of Stockholders' Equity (Deficit)



        Consolidated Statements of Cash Flows for the years ended September 30, 1997, 1996 and 1995



        Notes to Consolidated Financial Statements



    (2) No schedules are required to be included in this report.

      (3) List of Exhibits



  EXHIBIT
  NUMBER     TITLE
-----------  --------------------------------------------------------------------------------------------------------

         2   Agreement and plan of Merger between STI and the Company, dated May 23, 1997 (incorporated by reference to Exhibit 2 to the Company's Registration Statement on form S-1, File No. 333-25439).

       3.1   Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit
             3.1 to the Company's Registration Statement on form S-1, File No. 333-25439).

       3.2   Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's
             Registration Statement on form S-1, File No. 333-25439).

      10.1   1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration
             Statement on form S-1, File No. 333-25439).

      10.2   Employment Agreement between STI and Andrew Maunder, dated July 1, 1994 (incorporated by reference to
             Exhibit 10.2 to the Company's Registration Statement on form S-1, File No. 333-25439).

      10.3   Employment Agreement between STI and Donald Hoffman, dated July 1l, 1994 (incorporated by reference to
             Exhibit 10.3 to the Company's Registration Statement on form S-1, File No. 333-25439).

      10.4   Employment Agreement between STI and William J. Rahe, Jr., dated February 15, 1995 (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on form S-1, File No. 333-25439).

      10.5   Employment Agreement between STI and Joseph F. Gorecki, dated March 10, 1995 (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on form S-1, File No. 333-25439).

      10.6   Employment Agreement between STI and Michael S. Farina, dated January 31, 1997 (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on form S-1, File No. 333-25439).

      10.7   Agreement between Ameritech Services, Inc. and STI, dated October 11, 1989, as amended (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on form S-1, File No. 333-25439).

      10.8   General Procurement Agreement between U S West Communications, Inc. and the Company dated May 1, 1991, as amended (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on form
             S-1, File No. 333-25439).

      10.9   General Procurement Contract for Computer Equipment Software and Services between Southwestern Bell
             Telephone Company and STI, dated June 1, 1995 (incorporated by reference to Exhibit 10.9 to the
             Company's Registration Statement on form S-1, File No. 333-25439).

     10.10   Lease Agreement between STI and Line Lexington Management Corp. dated June 13, 1988, as amended effective September 1, 1993 (incorporated by reference to Exhibit 10.10 to the Company's Registration
             Statement on form S-1, File No. 333-25439).

     10.11   Form of International Marketing Services Agreement between the Company and Securicor, including Schedule
             A thereto (incorporated by reference to Exhibit 10.11 to the Company's

  EXHIBIT
  NUMBER     TITLE
-----------  --------------------------------------------------------------------------------------------------------
             Registration Statement on form S-1, File No. 333-25439).

     10.12   Revised Form of Services Agreement between the Company and 3net Delaware (incorporated by reference to
             Exhibit 10.12 to the Company's Registration Statement on form S-1, File No. 333-25439).

     10.13   Form of Registration Rights Agreement by and between the Company and Securicor (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on form S-1, File No. 333-25439).

     10.14   Stock Purchase Agreement between the Company and Securicor 3net Limited dated May 22, 1997 (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on form S-1, File No. 333-25439).

        11   Statement regarding Computation of Per Share Earnings.

        21   Subsidiaries of the Registrant.

      23.1   Consent of Arthur Andersen LLP.

        27   Financial Data Schedule.


------------------------


    (b) Reports on Form 8-K. The Company filed a Form 8-K on September 11, 1997 announcing the resignation of Dr. Edmund A. Hough as Chairman of the Board and the election of Mr. Andrew P. Maunder, the Company's Chief Executive Officer, President and Treasurer and a Director to serve as Chairman of the Board of Directors.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                AXIOM INC.

Date: January 2, 1998           By:            /s/ ANDREW P. MAUNDER
                                     -----------------------------------------
                                                 Andrew P. Maunder
                                               CHAIRMAN OF THE BOARD,
                                                   PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER




    Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities indicated, and on the date set forth above.



Date: January 2, 1998           By:            /s/ ANDREW P. MAUNDER
                                     -----------------------------------------
                                                 Andrew P. Maunder
                                               CHAIRMAN OF THE BOARD,
                                                   PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)

Date: January 2, 1998           By:              /s/ MARK J. KADISH
                                     -----------------------------------------
                                                   Mark J. Kadish
                                              CHIEF FINANCIAL OFFICER
                                              (PRINCIPAL FINANCIAL AND
                                                ACCOUNTING OFFICER)

Date: January 2, 1998           By:             /s/ ROBERT J. KELLY
                                     -----------------------------------------
                                                  Robert J. Kelly
                                                      DIRECTOR

Date: January 2, 1998           By:             /s/ SAMMY W. PEARSON
                                     -----------------------------------------
                                                  Sammy W. Pearson
                                                      DIRECTOR

Date: January 2, 1998           By:              /s/ TREVOR SOKELL
                                     -----------------------------------------
                                                   Trevor Sokell
                                                      DIRECTOR

Date: January 2, 1998           By:           /s/ MICHAEL J. WILKINSON
                                     -----------------------------------------
                                                Michael J. Wilkinson
                                                      DIRECTOR