Form 10-Q
period 1997-12-31
AXIOM INC
filed 1998-02-17
CIK 1037002

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

(Mark One)

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997.

                             ---------------------

OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934.

               FOR THE TRANSITION PERIOD FROM           TO           .

                                       0-22601
                               (Commission file number)

                                     AXIOM INC.
                (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                                      51-0356153
(State or Other Jurisdiction of Incorporation      (IRS Employer Identification Number)
              or Organization)

                              351 NEW ALBANY ROAD,
                           MOORESTOWN, NJ 08057-1177

              (Address of Principal Executive Offices) (Zip Code)

                                 (609) 866-1000
              (Registrant's Telephone Number, Including Area Code)

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

   COMMON STOCK, PAR VALUE $.01 PER SHARE                        6,466,900
                    Class                            Outstanding at February 17, 1998

                          AXIOM INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                               PAGE
                                                                                                            -----------
Part I--Financial Information:

  Item 1. Consolidated Financial Statements (unaudited)

    Consolidated Balance Sheets--December 31, 1997 (unaudited) and September 30, 1997.....................           3
    Consolidated Statements of Operations--Three Months Ended December 31, 1997 and 1996 (unaudited)......           4
    Consolidated Statements of Cash Flows--Three Months Ended December 31, 1997 and 1996 (unaudited)......           5
    Notes to Consolidated Financial Statements (unaudited)................................................           6

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........          13

Part II--Other Information:

  Item 1. Legal Proceedings...............................................................................          16
  Item 4. Submission of Matters to a Vote of Security Holders.............................................          17
  Item 6. Exhibits and Reports on Form 8-K................................................................          17

        (a) Exhibits

           27 Financial Data Schedule

        (b) Reports on Form 8-K

           None

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                          AXIOM INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                      DECEMBER 31,   SEPTEMBER 30,
                                                                                          1997           1997
                                                                                      -------------  -------------
                                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.........................................................    $   8,363      $   7,206
  Accounts receivable...............................................................       11,132         14,241
  Inventories.......................................................................        6,907          7,374
  Deferred tax assets...............................................................          630            630
  Income tax receivable.............................................................        1,583            968
  Other.............................................................................          891            473
                                                                                      -------------  -------------
    Total current assets............................................................       29,506         30,892
                                                                                      -------------  -------------
PROPERTY AND EQUIPMENT:
  Computer hardware and software....................................................        3,493          3,229
  Production and test equipment.....................................................        2,019          1,995
  Furniture, fixtures and leasehold improvements....................................          554            553
                                                                                      -------------  -------------
                                                                                            6,066          5,777
  Less--Accumulated depreciation and amortization...................................       (3,165)        (2,785)
                                                                                      -------------  -------------
    Net property and equipment......................................................        2,901          2,992
DEFERRED TAX ASSETS.................................................................        2,704          2,704
OTHER ASSETS........................................................................          276            267
INTANGIBLE ASSETS, net..............................................................          157            168
                                                                                      -------------  -------------
                                                                                        $  35,544      $  37,023
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt.................................................    $     115      $     147
  Obligations to parent and affiliates..............................................          122            183
  Accounts payable..................................................................        1,532          3,057
  Accrued compensation and related benefits.........................................        1,184          1,066
  Accrued agent commissions.........................................................          545            638
  Other accrued expenses............................................................        1,180            613
  Accrued tax payable...............................................................       --             --
  Deferred tax liabilities..........................................................           33             33
  Deferred revenues.................................................................        1,924          1,413
                                                                                      -------------  -------------
    Total current liabilities.......................................................        6,635          7,150
                                                                                      -------------  -------------
DEFERRED TAX LIABILITIES............................................................          186            186
                                                                                      -------------  -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued
    and outstanding.................................................................       --             --
  Common stock, $0.01 par value, 25,000,000 shares authorized, 6,466,900 shares
    issued and outstanding..........................................................           65             65
  Additional paid-in capital........................................................       32,340         32,340
  Accumulated deficit...............................................................       (3,682)        (2,718)
                                                                                      -------------  -------------
    Total stockholders' equity......................................................       28,723         29,687
                                                                                      -------------  -------------
                                                                                        $  35,544      $  37,023
                                                                                      -------------  -------------
                                                                                      -------------  -------------

        The accompanying notes are an integral part of these statements.

                          AXIOM INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                           FOR THE THREE MONTHS
                                                                                            ENDED DECEMBER 31,
                                                                                           --------------------

                                                                                             1997       1996
                                                                                           ---------  ---------
REVENUES:
  Equipment..............................................................................  $   4,748  $   3,053
  Services...............................................................................      2,180      1,728
                                                                                           ---------  ---------
    Total revenues.......................................................................      6,928      4,781
                                                                                           ---------  ---------
COST OF REVENUES:
  Equipment..............................................................................      2,344      2,375
  Services...............................................................................      1,495      1,417
                                                                                           ---------  ---------
    Total cost of revenues...............................................................      3,839      3,792
                                                                                           ---------  ---------
    Gross profit.........................................................................      3,089        989
                                                                                           ---------  ---------
OPERATING EXPENSES:
  Research, development and engineering..................................................      1,954      1,943
  Selling, general and administrative....................................................      2,814      2,211
  Parent charges.........................................................................     --             96
                                                                                           ---------  ---------
    Total operating expenses.............................................................      4,768      4,250
                                                                                           ---------  ---------
    Operating loss.......................................................................     (1,679)    (3,261)

INTEREST EXPENSE (INCOME), net (including related party interest)........................        (99)       150
OTHER INCOME.............................................................................     --             27
                                                                                           ---------  ---------
    Loss before income taxes.............................................................     (1,580)    (3,384)
INCOME TAX BENEFIT.......................................................................        616      1,442
                                                                                           ---------  ---------
NET LOSS.................................................................................  $    (964) $  (1,942)
                                                                                           ---------  ---------
                                                                                           ---------  ---------

BASIC AND DILUTED NET LOSS PER COMMON SHARE..............................................  $   (0.15) $   (0.56)
                                                                                           ---------  ---------
                                                                                           ---------  ---------

SHARES USED IN COMPUTING BASIC AND DILUTED NET
  LOSS PER COMMON SHARE..................................................................      6,467      3,477
                                                                                           ---------  ---------
                                                                                           ---------  ---------

        The accompanying notes are an integral part of these statements.

                          AXIOM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               FOR THE THREE MONTHS
                                                                                                ENDED DECEMBER 31,
                                                                                               --------------------
                                                                                                 1997       1996
                                                                                               ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.....................................................................................  $    (964) $  (1,942)
Adjustments to reconcile net loss to net cash provided by operating activities--
  Depreciation and amortization..............................................................        391        730
  Changes in assets and liabilities, net--
    Decrease (increase) in--
      Accounts receivable....................................................................      3,109      7,858
      Inventories............................................................................        467     (1,009)
      Other current assets...................................................................       (418)      (253)
      Other assets...........................................................................         (9)        (4)
      Deferred taxes.........................................................................     --             78
      Income tax receivable..................................................................       (615)    (2,890)
    Increase (decrease) in--
      Accounts payable.......................................................................     (1,525)       (84)
      Accrued compensation and related benefits..............................................        118        (40)
      Accrued agent commissions..............................................................        (93)      (144)
      Other accrued expenses.................................................................        567       (336)
      Deferred revenues......................................................................        511       (421)
                                                                                               ---------  ---------
        Net cash provided by operating activities............................................      1,539      1,543
                                                                                               ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment..........................................................       (289)      (360)
                                                                                               ---------  ---------
        Net cash used in investing activities................................................       (289)      (360)
                                                                                               ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt...................................................................        (32)       (21)
Advances on obligations to parent and affiliates.............................................        236      1,594
Repayment on obligations to parent and affiliates............................................       (297)    (3,702)
                                                                                               ---------  ---------
        Net cash used in financing activities................................................        (93)    (2,129)
                                                                                               ---------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................................      1,157       (946)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...............................................      7,206      3,326
                                                                                               ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD.....................................................  $   8,363  $   2,380
                                                                                               ---------  ---------
                                                                                               ---------  ---------

        The accompanying notes are an integral part of these statements.

                          AXIOM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BACKGROUND:

THE COMPANY

    Axiom Inc. (the "Company"), a Delaware corporation, changed its name from Securicor Communications Inc. in May 1997. Through May 23, 1997, the Company's business was conducted through its wholly-owned subsidiary, Securicor Telesciences Inc. ("STI"). On that date, STI merged into the Company. The Company is a majority-owned subsidiary of Securicor Communications Limited ("SCL"), an entity organized under the laws of the United Kingdom and a wholly-owned subsidiary of Securicor plc ("Securicor"), a company organized under the laws of the United Kingdom. As the merger represented a transaction between entities under common control, the net assets of STI were transferred at net book value. Prior to the completion of the Company's initial public offering, Securicor provided the financing requirements for the Company through advances (See Note 6).

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

    On July 8, 1997, the Company completed its initial public offering of 2,600,000 shares of Common Stock at a price of $12.00 per share. The Company received net cash proceeds of approximately $28,053,000 from the public offering. In addition, on August 6, 1997, the underwriters exercised their over-allotment option of 390,000 shares of Common Stock at a price of $12.00 per share. The Company received net cash proceeds of $4,352,400. Collectively, both transactions are herein referred to as the "Offering."

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

INTERIM FINANCIAL INFORMATION AND SUMMARY FINANCIAL INFORMATION

    The financial statements as of December 31, 1997 and for the three months ended December 31, 1997 and 1996 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of results for these interim periods. The results for the three months ended December 31, 1997 are not necessarily indicative of the results to be expected for the entire year. While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's Form 10-K for the fiscal year ended September 30, 1997.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

                          AXIOM INC. AND SUBSIDIARIES

                                  (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
CASH AND CASH EQUIVALENTS

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

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable. The Company's customer base principally comprises the Regional Bell Operating Companies ("RBOCs"), as well as international telephone companies (See "Liquidity and Capital Resources"). The Company typically does not require collateral from its customers. In addition, the Company has begun to sell its products to system integrators and resellers.

REVENUE RECOGNITION

    Revenues are generally recognized upon shipment of the equipment. In "bill and hold" transactions, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further significant performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; and the risks of ownership have passed to the customer. Revenues recognized from "bill and hold" transactions were $0 for the three months ended December 31, 1997 and 1996. Accounts receivable relating to "bill and hold" transactions were $0 at December 31, 1997 and September 30, 1997. Revenues from installation and engineering activities are recognized as services are provided.

    Depending on contract terms and conditions, software license fees are recognized upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. The Company has only had nominal separate software license fee revenues for the three months ended December 31, 1997 and these amounts are included in equipment revenues. If significant vendor obligations exist at delivery and/or the product is subject to customer acceptance, revenue is deferred until no significant obligations remain and/or acceptance has occurred. If the payment of the license fee is coincident to services which are deemed to be essential to the transaction, the license fee is deferred and recognized using contract accounting over the period during which the services are performed. The Company's software licensing agreements provide for customer support (typically 90 days). The portion of

                          AXIOM INC. AND SUBSIDIARIES

                                  (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) the license fee associated with customer support is unbundled from the license fee and is recognized ratably over the warranty period as services revenue.

    The Company offers support agreements to its customers. Revenues from customer support are recognized as services are provided. Services are generally provided ratably over the term of the customer support agreement and are included in services revenue in the accompanying statements of operations.

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES

    Research, development and engineering expenses are charged to expense as incurred. Engineering expenses consist of costs related to the development of new products, enhancements to existing products and the integration of existing products into application specific systems.

PARENT CHARGES

    Prior to the Offering, parent charges were allocated to the Company from Securicor and consist of charges for certain support and services. These charges were based on Securicor's estimate of its total relevant costs for the applicable fiscal year, allocated pro rata based on estimated revenues of each applicable business unit. Management believed the method of allocation was reasonable.

    The Company has not incurred nor will incur any parent charges subsequent to the Offering. The Company and Securicor have entered into an agreement for international marketing services (See Note 7).

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

NET LOSS PER COMMON SHARE

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which supersedes APB 15. SFAS No. 128 requires dual presentation of basic and diluted earnings per share for complex capital structures on the face of the statements of operations. According to SFAS No. 128, basic earnings per share, which replaces primary earnings per share, is calculated by dividing net income available to Common shareholders by the weighted average number of Common shares outstanding for the period. Diluted earnings per share, which replaces fully diluted earnings per share, reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options.

    The Company was required to and did adopt SFAS No. 128 during the period ended December 31, 1997, as earlier application was not permitted. As required by SFAS No. 128, all prior-period loss per Common share data has been restated to conform with the provisions of this statement.

                          AXIOM INC. AND SUBSIDIARIES

                                  (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    The following is a reconciliation of the numerators and denominators of the basic and diluted loss per Common share computations:

                                                               FOR THE THREE MONTHS ENDED DECEMBER 31
                                         -----------------------------------------------------------------------------------
                                                           1997                                      1996
                                         ----------------------------------------  -----------------------------------------

                                             LOSS         SHARES       PER SHARE       LOSS          SHARES       PER SHARE
                                         (NUMERATOR)   (DENOMINATOR)    AMOUNT      (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                         ------------  -------------  -----------  -------------  -------------  -----------
BASIC LOSS PER COMMON SHARE............
    NET LOSS...........................   $ (964,000)     6,466,900    $   (0.15)  $  (1,942,000)    3,476,900    $   (0.56)
                                                                      -----------                                -----------
                                                                      -----------                                -----------
Effect of dilutive securities..........
    Stock Options......................       --            --                          --             --
                                         ------------  -------------               -------------  -------------
DILUTED LOSS PER COMMON SHARE..........
    NET LOSS AND ASSUMED CONVERSIONS...   $ (964,000)     6,466,900    $   (0.15)  $  (1,942,000)    3,476,900    $   (0.56)
                                         ------------  -------------  -----------  -------------  -------------  -----------
                                         ------------  -------------  -----------  -------------  -------------  -----------

    Options to purchase 321,366 shares of Common stock at $12 per share were outstanding during the three months ended December 31, 1997, but were not included in the respective computations of diluted loss per Common share because the options' exercise prices were greater than the average market price of the Common shares during the period. The options, which expire May 2007, were still outstanding as of December 31, 1997.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    For the three months ended December 31, 1997 and 1996, the Company paid interest of $3,000 and $182,000, respectively. For the three months ended December 31, 1997 and 1996, the Company paid income taxes, net of refunds, of $0 and $1,652,000, respectively.

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

3. ACCOUNTS RECEIVABLE:

                                                         DECEMBER 31, 1997  SEPTEMBER 30, 1997
                                                         -----------------  ------------------
Billed.................................................    $   9,373,000      $   12,265,000
Unbilled...............................................        1,859,000           2,076,000
                                                         -----------------  ------------------
                                                              11,232,000          14,341,000
Less--allowance for doubtful accounts..................         (100,000)           (100,000)
                                                         -----------------  ------------------
                                                           $  11,132,000      $   14,241,000
                                                         -----------------  ------------------
                                                         -----------------  ------------------

                          AXIOM INC. AND SUBSIDIARIES

                                  (UNAUDITED)

3. ACCOUNTS RECEIVABLE: (CONTINUED)
    Unbilled accounts receivable includes costs and estimated earnings on contracts in progress which have been recognized as revenues but not yet billed to customers under the provisions of specified contracts. Substantially all unbilled accounts receivables are expected to be billed and collected within one year.

4. INVENTORIES:

                                                         DECEMBER 31, 1997  SEPTEMBER 30, 1997
                                                         -----------------  ------------------
Raw materials..........................................    $   3,130,000      $    4,718,000
Work-in-process........................................          884,000             538,000
Finished goods.........................................        2,893,000           2,118,000
                                                         -----------------  ------------------
                                                           $   6,907,000      $    7,374,000
                                                         -----------------  ------------------
                                                         -----------------  ------------------

5. LINE OF CREDIT

    The Company has a $2,500,000 line of credit with a local bank with interest at the bank's prime rate. As of December 31, 1997, no funds have been advanced against this line of credit. Borrowings under the agreement are secured by an interest in substantially all of the Company's assets and require the Company to maintain certain financial and nonfinancial covenants, as defined. As of December 31, 1997, the Company was not in compliance with certain of its financial covenants. The Company received a waiver from the bank relating to such noncompliance.

6. OBLIGATIONS TO PARENT AND AFFILIATES:

    Information relative to the Company's obligations to parent and affiliates is as follows:

                                                                             DECEMBER 31, 1997  SEPTEMBER 30, 1997
                                                                             -----------------  ------------------
Obligations to Parent......................................................     $   126,000        $    289,000
                                                                                   --------            --------
Obligation to affiliates:
    Receivables from affiliates............................................         (11,000)           (119,000)
    Payables to affiliates.................................................           7,000              13,000
                                                                                   --------            --------
        Total obligations to affiliates, net...............................          (4,000)           (106,000)
                                                                                   --------            --------
Total obligations to parent and affiliates.................................     $   122,000        $    183,000
                                                                                   --------            --------
                                                                                   --------            --------

    Prior to the completion of the Offering, the Company was funded through advances from its parent (Securicor). Certain advances were interest bearing and were loaned to the Company at a base rate plus 1%. There were no interest bearing advances for the three months ended December 31, 1997. For the three months ended December 31, 1996, the interest rate charged on these obligations ranged from 6.75% to 7.0%. Interest expense for the three months ended December 31, 1997 and 1996, was $0 and $165,000, respectively. As these obligations to parent and affiliates are due on demand, this net amount is included in current liabilities.

                          AXIOM INC. AND SUBSIDIARIES

                                  (UNAUDITED)

7. RELATED PARTY TRANSACTIONS:

    In May 1997, the Company and Securicor entered into an agreement pursuant to which Securicor provides international sales and marketing services to the Company. For the three months ended December 31, 1997, total charges from Securicor for these services were $20,000. In addition, the Company pays each of its directors an annual directors fee of $20,000 each. For the three months ended December 31, 1997, the Company expensed $5,000 related to such fees. The directors fees paid to employees of Securicor are remitted to Securicor.

    In July 1997, the Company made a loan to an officer of the Company in the amount of $20,000 which was to be repaid in January 1998 with accrued interest at a rate of 7% per annum. Currently, this loan is being renegotiated under the same terms and conditions. Also, in July 1997, the Company advanced $20,400 to a member of the Company's Board of Directors which is repayable in monthly principal installments of $1,666. At December 31, 1997 and September 30, 1997, $10,404 and $15,402 remained outstanding on this loan, respectively. Both of these receivables are included in other current assets.

    The Company obtains its Directors and Officers insurance through Securicor. Total Director and Officer insurance expense for the three months ended December 31, 1997 was $14,000.

    During the three months ended December 31, 1996, the Company's results included the business activities related to an Integrated Services Digital Network ("ISDN") product. The Company's business activities related to the ISDN product were performed through its wholly-owned subsidiary, Securicor 3Net, Inc. During the three months ended December 31, 1996, the Company sold certain products related to this technology and recognized certain costs and realized all of the revenue related to such activities. For the three months ended December 31, 1996, the Company recognized revenues of $1,070,000 and cost of revenues of $631,000 relating to such activities. Cost of revenues includes $267,000 of amortization of acquired development costs related to the development of the ISDN product. These amounts are included in revenues and cost of revenues. In May 1997, the Company transferred all of its stock in Securicor 3Net, Inc. to an affiliate of Securicor at net book value due to the related party nature of the transaction.

    From time to time, the Company and Securicor process miscellaneous transactions on behalf of each other which are payable the month following the month incurred. These transactions have been immaterial to date.

8. COMMITMENTS AND CONTINGENCIES:

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

    The Company received a letter dated June 19, 1997 from Acxiom Corporation ("Acxiom") requesting that the Company cease using the name "Axiom". Acxiom filed suit against the Company in the United States District Court for the District of Delaware on August 1, 1997 alleging trademark infringement and

                          AXIOM INC. AND SUBSIDIARIES

                                  (UNAUDITED)

8. COMMITMENTS AND CONTINGENCIES: (CONTINUED) dilution under the Lanham Act, as well as related state law causes of action. Acxiom seeks a judgment against the Company enjoining any future use of the Axiom name and Axiom tradenames, future acts of unfair competition in the United States, and destruction of all advertising and promotional material and awarding treble damages in an unspecified amount because of the alleged willfulness of the Company's infringement. The Company intends to vigorously defend against these claims and believes that they are without merit because of the lack of correspondence between the products, services and customers of the two companies. There is no assurance, however, that these claims will be resolved on terms favorable to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company develops, markets and supports integrated hardware and software systems that are able to collect and process an increasing volume of transaction information from a wide variety of wireline switches and transmit the information to the customer's information management networks. The Company is developing systems that process transaction information from wireless, Asynchronous Transfer Mode (ATM) and other specialized telecommunications switches. The Company's customers use this information to bill their subscribers, to implement customized marketing programs and to perform other data management functions. The Company also provides traffic management solutions to telecommunications companies. The Company recently introduced its first applications software product, a fraud detection and management system. The Company provides installation, ongoing maintenance, support and training, as well as customized engineering services, related to the Company's systems.

    A significant portion of the Company's revenues has been, and is expected to continue to be, derived from substantial orders placed by large organizations, and in particular three RBOCs. Aggregate revenues from U S West, Inc., Southwestern Bell Telephone Company and Ameritech Corporation accounted for 56.9% and 57.0% of the Company's total revenues for the three months ended December 31, 1997 and 1996, respectively.

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

    The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost to modify such infrastructure to Year 2000 compliance will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

    From time to time, the Company may publish statements that are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Litigation Reform Act of 1995 provided a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to the following important factors: (i) reliance on a limited number of significant customers and dependence on Sterling Series products; (ii) difficulty in predicting quarterly revenues because of long sales cycles and customer budgetary constraints; (iii) competition in the market for billing data collection and traffic management systems; (iv) rapid and unexpected changes in the telecommunications markets and technologies; (v) the success of the Company's sales and marketing strategies; (vi) the ability of the Company to manage its growth; (vii) the ability of the Company to motivate, and retain the services of, its key management and technical personnel and continue to hire additional qualified personnel to meet the Company's evolving staffing needs; and (viii) risks related to sales to international customers, including, but not limited to, currency fluctuations, instability in financial markets and unanticipated shifts in economic policies of foreign governments.

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 1997 COMPARED TO QUARTER ENDED DECEMBER 31, 1996

    REVENUES

    Revenues increased 44.9% to $6.9 million for the quarter ended December 31, 1997 from $4.8 million for the quarter ended December 31, 1996. Equipment revenues were $4.7 million for the quarter ended December 31, 1997, an increase of 55.5% over the $3.1 million of equipment revenues for the quarter ended December 31, 1996. This increase resulted primarily from larger shipments to existing RBOC customers. Services revenues increased 26.2% to $2.2 million for the quarter ended December 31, 1997. This increase is mainly due to increased hardware and software maintenance contracts during the quarter. Additionally, the Company generated $1.1 million of revenues in the quarter ended December 31, 1996 related to sales of an affiliate's product which did not recur. See Note 7 of Notes to Consolidated Financial Statements.

    GROSS PROFIT

    Gross profit increased to 44.6% of revenues for the quarter ended December 31, 1997 from 20.7% for the quarter ended December 31, 1996. Gross profit related to equipment revenues increased to 50.6% for the quarter ended December 31, 1997 from 22.2% for the quarter ended December 31, 1996. This increase resulted primarily from the increase in revenues. The Company has a relatively high fixed cost base which is included in cost of revenues. As a result, fluctuations in revenues may have a significant effect on margins. Gross profit from services revenues increased to 31.4% for the quarter ended December 31, 1997 from 18.0% for the quarter ended December 31, 1996. This increase is attributable to the benefit of spreading higher revenues over the Company's fixed cost base.

    RESEARCH, DEVELOPMENT AND ENGINEERING

    Research, development and engineering expenses remained unchanged at $2.0 million for the quarters ended December 31, 1997 and 1996. As a percentage of revenues, research, development and engineering expenses decreased during the quarter ended December 31, 1997 to 28.2% from 40.6% for the quarter ended December 31, 1996 due to increased revenues. Research, development and engineering expenditures have remained relatively consistent between periods as the Company continues the development and enhancement of its products.

    SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses were $2.8 million for the quarter ended December 31, 1997, an increase of 27.3% compared to $2.2 million for the same period in 1996. As a percentage of revenues, selling, general and administrative expenses decreased during the quarter ended December 31, 1997 to 40.6% from 46.2% for the same period in 1996. This decrease is primarily attributable to the increase in revenues. The absolute increase is primarily attributable to additional legal cost incurred related to the law suit filed by Acxiom Corporation and general and administrative cost associated with being a public company. In addition, the increase is attributable to the addition of staff in the marketing and sales departments of the Company as a result of the Company's increased focus on developing new markets and expanding existing markets for the Company's products.

    PARENT CHARGES

    Prior to the Offering, Securicor charged the Company an allocated portion of group and divisional overhead costs (the "Parent Charges"). The Parent Charges for the quarter ended December 31, 1996 were $96,000. The Company did not incur any Parent Charges after the Offering and is not expected to incur any significant expenses in lieu of these Parent Charges. The Company entered into an agreement effective May 1997 whereby Securicor is providing international marketing services to the Company. For the three months ended December 31, 1997, total changes from Securicor for these services were $20,000. In addition, the Company pays each of its directors who are employees of Securicor annual directors fees of $20,000, which the directors remit to Securicor. For the three months ended December 31, 1997, the Company expensed $5,000 related to such fees. See Note 7 of Notes to Consolidated Financial Statement.

    INTEREST EXPENSE (INCOME)

    Interest income was $99,000 for the quarter ended December 31, 1997. Interest expense was $150,000 for the quarter ended December 31, 1996. Upon the consummation of the Offering, a significant portion of the borrowings from Securicor was repaid. As a result, the Company's interest expense has decreased. Additionally, the Company has invested a portion of the proceeds of the Offering which has resulted in interest income.

    INCOME TAXES

    The Company's effective tax rate was 39.0% and 42.6% for the quarters ended December 31, 1997 and 1996, respectively. Income tax expense was recorded based upon the expected annual effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

    Prior to the Offering, the Company had financed its operations primarily with cash generated from operations and borrowings from Securicor. In July 1997, the Company realized net proceeds from the Offering of approximately $32.4 million (after deducting underwriters discounts and commissions and other offering expenses). In July, 1997, the Company repaid $22.9 million in Company borrowings from Securicor. As of December 31, 1997, the Company had $8.4 million of cash and cash equivalents, $11.1 million in net trade accounts receivable, and $22.9 million of working capital. Included in accounts receivable as of December 31, 1997 are receivables from a customer located in Indonesia, which are subject to uncertainties that presently exist in that market.

    Net cash provided by operating activities was $1.5 million for both the three months ended December 31, 1997 and 1996. In the three months ended December 31, 1997, amortization and depreciation of $391,000, a decrease in accounts receivable of $3.1 million, a decrease in inventories of $467,000, an increase in deferred revenues of $511,000 and an increase in other accrued expenses of $567,000 were offset by the net loss, an increase in other current assets of $418,000, a $1.5 million decrease in accounts payable and a decrease in income tax receivable of $615,000. In the three months ended December 31, 1996, amortization and depreciation of $730,000 and a decrease in accounts receivable of $7.9 million were offset by an increase in inventory of $1.0 million, an increase in other current assets of $253,000, a decrease in accounts payable, accrued compensation and related benefits, accrued agent commissions and other accrued expenses of $604,000, a decrease in deferred revenues of $421,000, an increase in income tax receivable of $2.9 million and the net loss of $1.9 million.

    Net cash used in investing activities relating to purchases of property and equipment was $289,000 and $360,000 for the three months ended December 31, 1997 and 1996, respectively.

    Net cash used in financing activities was $93,000 and $2.1 million for the three months ended December 31, 1997 and 1996, respectively. During the three months ended December 31, 1996, cash used in financing activities resulted primarily from the net repayments of obligations to Securicor of $2.1 million.

    The Company has a $2.5 million credit facility with a bank which will be used to meet short-term borrowing requirements. As of February 17, 1998, the Company had not yet made any borrowings under this facility. In December 1997, the Company obtained a $1.5 million leasing facility to finance its purchases of capital equipment. At February 17, 1998, approximately $1.4 million was available under this facility.

    The Company believes that its existing cash balances, cash generated from operations, borrowings under the credit facility and the net proceeds from the Offering will be sufficient to meet the Company's cash requirements during the next twelve months. However, depending upon its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or on terms satisfactory to the Company.

INFLATION AND FOREIGN EXCHANGE

    To date, inflation and foreign currency fluctuations have not had a material impact on the Company's financial condition and results of operations. All sales arrangements with third-party international customers are denominated in US dollars.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company received a letter dated June 19, 1997 from Acxiom Corporation ("Acxiom") requesting that the Company cease using the name "Axiom." Acxiom filed suit against the Company in the United States District Court for the District of Delaware on August 1, 1997 alleging trademark infringement and dilution under the Lanham Act, as well as related state law causes of action. Acxiom seeks a judgment against the Company enjoining any future use of Axiom name and Axiom tradenames, future acts of unfair competition in the United States, destruction of all advertising and promotional material, and awarding treble damages in an unspecified amount because of the alleged willfulness of the Company's infringement. The Company intends to vigorously defend against these claims and believes that they are without merit because of the lack of correspondence between the products, services and customers of the two companies. There is no assurance, however, that these claims will be resolved on terms favorable to the Company.

ITEM 2. CHANGES IN SECURITIES

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matter to a vote of its security holders during the first quarter of fiscal 1998.

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits
       27 Financial Data Schedule

    (b) Reports on Form 8-K
       None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                AXIOM INC.

Dated: February 17, 1998        By:            /s/ ANDREW P. MAUNDER
                                     -----------------------------------------
                                                 Andrew P. Maunder
                                               CHAIRMAN OF THE BOARD,
                                                   PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)

Dated: February 17, 1998        By:              /s/ MARK J. KADISH
                                     -----------------------------------------
                                                   Mark J. Kadish
                                              CHIEF FINANCIAL OFFICER
                                              (PRINCIPAL FINANCIAL AND
                                                ACCOUNTING OFFICER)