Form 10-Q
period 1998-03-31
AXIOM INC
filed 1998-05-15
CIK 1037002

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

(Mark One)

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

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

    6,466,900 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING ON MAY 14, 1998

                          AXIOM INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                               PAGE
                                                                                                            -----------
Part I--Financial Information:

  Item 1. Consolidated Financial Statements (unaudited)

    Consolidated Balance Sheets--March 31, 1998 (unaudited) and September 30, 1997........................           3
    Consolidated Statements of Operations--Three and Six Months Ended March 31, 1998 and 1997
     (unaudited)..........................................................................................           4
    Consolidated Statements of Cash Flows--Six Months Ended March 31, 1998 and 1997 (unaudited)...........           5
    Notes to Consolidated Financial Statements (unaudited)................................................           6

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........          13

Part II--Other Information:

  Item 1. Legal Proceedings...............................................................................          18

  Item 2. Changes in Securities...........................................................................          18

  Item 3. Defaults Upon Senior Securities.................................................................          18

  Item 4. Submission of Matters to a Vote of Security Holders.............................................          18

  Item 5. Other Information...............................................................................          19

  Item 6. Exhibits and Reports on Form 8-K................................................................          19

        (a) Exhibits

        (b) Reports on Form 8-K

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                          AXIOM INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

                                                                                         MARCH 31,    SEPTEMBER 30,
                                                                                           1998           1997
                                                                                       -------------  -------------
                                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents..........................................................    $   6,172      $   7,206
  Accounts receivable................................................................       10,643         14,241
  Inventories........................................................................        6,234          7,374
  Deferred tax assets................................................................          841            630
  Income tax receivable..............................................................        1,485            968
  Other..............................................................................          744            473
                                                                                       -------------  -------------
    Total current assets.............................................................       26,119         30,892
                                                                                       -------------  -------------
PROPERTY AND EQUIPMENT:
  Computer hardware and software.....................................................        3,883          3,229
  Production and test equipment......................................................        2,294          1,995
  Furniture, fixtures and leasehold improvements.....................................          600            553
                                                                                       -------------  -------------
                                                                                             6,777          5,777
  Less--Accumulated depreciation and amortization....................................       (3,572)        (2,785)
                                                                                       -------------  -------------
    Net property and equipment.......................................................        3,205          2,992
DEFERRED TAX ASSETS..................................................................        3,968          2,704
OTHER ASSETS.........................................................................          502            267
INTANGIBLE ASSETS, net...............................................................          282            168
                                                                                       -------------  -------------
                                                                                         $  34,076      $  37,023
                                                                                       -------------  -------------
                                                                                       -------------  -------------

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt..................................................    $     160      $     147
  Obligations to parent and affiliates...............................................           25            183
  Accounts payable...................................................................        1,779          3,057
  Accrued compensation and related benefits..........................................        1,028          1,066
  Accrued agent commissions..........................................................          496            638
  Other accrued expenses.............................................................        1,568            613
  Deferred tax liabilities...........................................................           29             33
  Deferred revenues..................................................................        2,818          1,413
                                                                                       -------------  -------------
    Total current liabilities........................................................        7,903          7,150
                                                                                       -------------  -------------

LONG-TERM LIABILITIES:
  Deferred tax liabilities...........................................................          212            186
  Long-term debt.....................................................................           40         --
                                                                                       -------------  -------------
    Total long-term liabilities......................................................          252            186
                                                                                       -------------  -------------
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and
    outstanding......................................................................       --             --
  Common stock, $0.01 par value, 25,000,000 shares authorized, 6,466,900 shares
    issued and outstanding...........................................................           65             65
  Additional paid-in capital.........................................................       32,340         32,340
  Accumulated deficit................................................................       (6,482)        (2,718)
  Cumulative translated adjustment...................................................           (2)        --
                                                                                       -------------  -------------
    Total stockholders' equity.......................................................       25,921         29,687
                                                                                       -------------  -------------
                                                                                         $  34,076      $  37,023
                                                                                       -------------  -------------
                                                                                       -------------  -------------

        The accompanying notes are an integral part of these statements.

                          AXIOM INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                            FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                              ENDED MARCH 31,       ENDED MARCH 31,
                                                            --------------------  --------------------
                                                              1998       1997       1998       1997
                                                            ---------  ---------  ---------  ---------
REVENUES:
  Equipment...............................................  $   4,034  $   5,794  $   8,782  $   8,847
  Services................................................      2,262      1,475      4,442      3,203
                                                            ---------  ---------  ---------  ---------
    Total revenues........................................      6,296      7,269     13,224     12,050
                                                            ---------  ---------  ---------  ---------
COST OF REVENUES:
  Equipment...............................................      2,466      2,679      4,810      5,054
  Services................................................      2,025      1,363      3,520      2,780
                                                            ---------  ---------  ---------  ---------
    Total cost of revenues................................      4,491      4,042      8,330      7,834
                                                            ---------  ---------  ---------  ---------
    Gross profit..........................................      1,805      3,227      4,894      4,216
                                                            ---------  ---------  ---------  ---------
OPERATING EXPENSES:
  Research, development and engineering...................      1,918      1,847      3,872      3,790
  Selling, general and administrative.....................      4,120      2,019      6,934      4,230
  Parent charges..........................................     --             97     --            193
                                                            ---------  ---------  ---------  ---------
    Total operating expenses..............................      6,038      3,963     10,806      8,213
                                                            ---------  ---------  ---------  ---------
    Operating loss........................................     (4,233)      (736)    (5,912)    (3,997)

INTEREST EXPENSE (INCOME), net (including related party
  interest)...............................................        (96)       129       (195)       279
OTHER INCOME..............................................         14         27         14         54
                                                            ---------  ---------  ---------  ---------
    Loss before income taxes..............................     (4,123)      (838)    (5,703)    (4,222)
INCOME TAX BENEFIT........................................      1,323        318      1,939      1,760
                                                            ---------  ---------  ---------  ---------
NET LOSS..................................................  $  (2,800) $    (520) $  (3,764) $  (2,462)
                                                            ---------  ---------  ---------  ---------
                                                            ---------  ---------  ---------  ---------

BASIC AND DILUTED NET LOSS PER COMMON SHARE...............  $   (0.43) $   (0.15) $   (0.58) $   (0.71)
                                                            ---------  ---------  ---------  ---------
                                                            ---------  ---------  ---------  ---------

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER
  COMMON SHARE............................................      6,467      3,477      6,467      3,477
                                                            ---------  ---------  ---------  ---------
                                                            ---------  ---------  ---------  ---------

        The accompanying notes are an integral part of these statements.

                          AXIOM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                FOR THE SIX MONTHS
                                                                                                 ENDED MARCH 31,
                                                                                               --------------------
                                                                                                 1998       1997
                                                                                               ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.....................................................................................  $  (3,764) $  (2,462)
Adjustments to reconcile net loss to net cash provided by operating activities--
  Depreciation and amortization..............................................................        673      1,107
  Provision for doubtful accounts............................................................        755     --
  Changes in assets and liabilities, net--
    Decrease (increase) in--
      Accounts receivable....................................................................      2,923      7,582
      Inventories............................................................................      1,140     (1,505)
      Other current assets...................................................................       (271)      (224)
      Other assets...........................................................................        (90)        40
      Deferred taxes.........................................................................     (1,453)       128
      Income tax receivable..................................................................       (517)    (3,940)
    Increase (decrease) in--
      Accounts payable.......................................................................     (1,321)       (62)
      Accrued compensation and related benefits..............................................        (38)      (231)
      Accrued agent commissions..............................................................       (142)      (379)
      Other accrued expenses.................................................................        902       (556)
      Deferred revenues......................................................................      1,340      1,182
                                                                                               ---------  ---------
        Net cash provided by operating activities............................................        137        680
                                                                                               ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment..........................................................       (847)      (769)
Cash paid for acquisition, net...............................................................        (91)    --
                                                                                               ---------  ---------
        Net cash used in investing activities................................................       (938)      (769)
                                                                                               ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt...................................................................        (73)      (147)
Advances on obligations to parent and affiliates.............................................        391      2,056
Repayment on obligations to parent and affiliates............................................       (549)    (3,867)
                                                                                               ---------  ---------
        Net cash used in financing activities................................................       (231)    (1,958)
                                                                                               ---------  ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH......................................................         (2)    --
                                                                                               ---------  ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS....................................................     (1,034)    (2,047)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...............................................      7,206      3,326
                                                                                               ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD.....................................................  $   6,172  $   1,279
                                                                                               ---------  ---------
                                                                                               ---------  ---------

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

INITIAL PUBLIC OFFERING

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

INTERIM FINANCIAL INFORMATION AND SUMMARY FINANCIAL INFORMATION

    The financial statements as of March 31, 1998 and for the three and six months ended March 31, 1998 and 1997 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of results for these interim periods. The results for the three and six months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year. While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's Form 10-K for the fiscal year ended September 30, 1997.

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

                          AXIOM INC. AND SUBSIDIARIES

                                  (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
INVENTORIES

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

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable. The Company's customer base principally comprises the Regional Bell Operating Companies ("RBOCs"), as well as international telephone companies (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Capital Resources"). The Company typically does not require collateral from its customers. In addition, the Company has begun to sell its products to system integrators and resellers.

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

    Depending on contract terms and conditions, software license fees are recognized upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. The Company had $353,000 and $0 of separate software license fee revenues for the six months ended March 31, 1998 and 1997, respectively, and these amounts are included in equipment revenues. If significant vendor obligations exist at delivery and/or the product is subject to customer acceptance, revenue is deferred until no significant obligations remain and/or acceptance has occurred. If the payment of the license fee is coincident to services which are deemed to be essential to the transaction, the license fee is deferred and recognized using contract accounting over the period during which the services are performed. The Company's software licensing agreements provide for customer support (typically 90 days). The portion of the license fee associated with customer support is unbundled from the license fee and is recognized ratably over the warranty period as services revenue.

    The Company offers support agreements to its customers. Revenues from customer support are recognized as services are provided. Services are generally provided ratably over the term of the customer support agreement and are included in services revenue in the accompanying statements of operations.

                          AXIOM INC. AND SUBSIDIARIES

                                  (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES

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

NET LOSS PER COMMON SHARE

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which superseded Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share for complex capital structures on the face of the statements of operations. According to SFAS No. 128, basic earnings per share, which replaced primary earnings per share, is calculated by dividing net income available to Common shareholders by the weighted average number of Common shares outstanding for the period. Diluted earnings per share, which replaced fully diluted earnings per share, reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options.

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

                          AXIOM INC. AND SUBSIDIARIES

                                  (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    The following is a reconciliation of the numerators and denominators of the basic and diluted loss per Common share computations:

                                                                  FOR THE SIX MONTHS ENDED MARCH 31
                                         -----------------------------------------------------------------------------------
                                                           1998                                       1997
                                         -----------------------------------------  ----------------------------------------

                                             LOSS          SHARES       PER SHARE       LOSS         SHARES       PER SHARE
                                          (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                         -------------  -------------  -----------  ------------  -------------  -----------
BASIC LOSS PER COMMON SHARE............
    NET LOSS...........................  $  (2,800,000)    6,466,900    $   (0.43)   $ (520,000)     3,476,900    $   (0.15)
                                                                       -----------                               -----------
                                                                       -----------                               -----------
Effect of dilutive securities..........
    Stock Options......................       --             --                          --            --
                                         -------------  -------------               ------------  -------------
DILUTED LOSS PER COMMON SHARE..........
    NET LOSS AND ASSUMED CONVERSIONS...  $  (2,800,000)    6,466,900    $   (0.43)   $ (520,000)     3,476,900    $   (0.15)
                                         -------------  -------------  -----------  ------------  -------------  -----------
                                         -------------  -------------  -----------  ------------  -------------  -----------

    Diluted loss per Common share is the same as basic loss per common share as no additional shares for the potential dilution from the exercise or conversion of securities into Common stock are included in the denominator as the result is anti-dilutive due to the Company's losses. Options to purchase 386,176 shares of Common stock at $5.50 per share were outstanding during the six months ended March 31, 1998, but were not included in the computation of diluted loss per Common share.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    For the six months ended March 31, 1998 and 1997, the Company paid interest of $13,000 and $353,000, respectively. For the six months ended March 31, 1998 and 1997, the Company paid income taxes, net of refunds, of $31,000 and $2,049,000, respectively.

    In January 1998, the Company incurred a capital lease obligation of $126,000.

SUPPLEMENTAL INFORMATION REGARDING NON-CASH INVESTING AND FINANCING ACTIVITIES

    On February 17, 1998, the Company acquired Greendown Software Limited ("GSL") in a business combination accounted for as a purchase. GSL is primarily engaged in the development of fraud management software. The results of the operations of GSL are included in the accompanying financial statements since the date of acquisition. The total purchase price of $191,000 was allocated to the assets acquired and liabilities assumed based on their respective fair values. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was $145,000 and is being amortized on a straight-line basis over 2 years.

                          AXIOM INC. AND SUBSIDIARIES

                                  (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    The following table presents the non-cash assets and liabilities that were consolidated as a result of the acquisition of Greendown Software Limited:

                                                                                                          1998
                                                                                                       -----------
  Non-cash assets (liabilities):
    Accounts receivable..............................................................................  $    80,000
    Property and equipment...........................................................................       27,000
    Goodwill.........................................................................................      145,000
    Accounts payable.................................................................................      (43,000)
    Other accrued expenses...........................................................................      (53,000)
    Deferred revenues................................................................................      (65,000)
                                                                                                       -----------
    Cash paid, net...................................................................................  $    91,000
                                                                                                       -----------
                                                                                                       -----------

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

3. ACCOUNTS RECEIVABLE:

                                                            MARCH 31, 1998  SEPTEMBER 30, 1997
                                                            --------------  ------------------
Billed....................................................   $  9,786,000     $   12,265,000
Unbilled..................................................      1,534,000          2,076,000
                                                            --------------  ------------------
                                                               11,320,000         14,341,000
Less--allowance for doubtful accounts.....................       (677,000)          (100,000)
                                                            --------------  ------------------
                                                             $ 10,643,000     $   14,241,000
                                                            --------------  ------------------
                                                            --------------  ------------------

    Unbilled accounts receivable includes costs and estimated earnings on contracts in progress which have been recognized as revenues but not yet billed to customers under the provisions of specified contracts. Substantially all unbilled accounts receivables are expected to be billed and collected within one year.

                          AXIOM INC. AND SUBSIDIARIES

                                  (UNAUDITED)

4. INVENTORIES:

                                                            MARCH 31, 1998  SEPTEMBER 30, 1997
                                                            --------------  ------------------
Raw materials.............................................   $  3,615,000     $    4,718,000
Work-in-process...........................................        655,000            538,000
Finished goods............................................      1,964,000          2,118,000
                                                            --------------  ------------------
                                                             $  6,234,000     $    7,374,000
                                                            --------------  ------------------
                                                            --------------  ------------------

5. LINE OF CREDIT:

    The Company had a $2,500,000 line of credit with a local bank with interest at the bank's prime rate which expired on March 31, 1998. As of March 31, 1998, no funds had been advanced against this line of credit. Currently, this line is being renegotiated.

6. OBLIGATIONS TO PARENT AND AFFILIATES:

    Information relative to the Company's obligations to parent and affiliates is as follows:

                                                                                MARCH 31, 1998  SEPTEMBER 30, 1997
                                                                                --------------  ------------------
Obligations to parent.........................................................    $   16,000       $    289,000
                                                                                     -------           --------
Obligations to affiliates:
    Receivables from affiliates...............................................        (9,000)          (119,000)
    Payables to affiliates....................................................        18,000             13,000
                                                                                     -------           --------
        Total obligations to affiliates, net..................................         9,000           (106,000)
                                                                                     -------           --------
Total obligations to parent and affiliates....................................    $   25,000       $    183,000
                                                                                     -------           --------
                                                                                     -------           --------

    Prior to the completion of the Offering, the Company was funded through advances from its parent (Securicor). Certain advances were interest bearing and were loaned to the Company at U.K. base rate plus 1%. There were no interest bearing advances for the six months ended March 31, 1998. For the six months ended March 31, 1997, the interest rate charged on these obligations ranged from 6.75% to 7.0%. Interest expense for the six months ended March 31, 1998 and 1997, was $0 and $322,000, respectively. As these obligations to parent and affiliates are due on demand, this net amount is included in current liabilities.

7. RELATED PARTY TRANSACTIONS:

    In May 1997, the Company and Securicor entered into an agreement pursuant to which Securicor provides international sales and marketing services to the Company. For the six months ended March 31, 1998, total charges from Securicor for these services were $45,000. In addition, the Company pays each of its directors an annual directors fee of $20,000 each. For the six months ended March 31, 1998, the Company expensed $10,000 related to such fees. The directors fees paid to an employee of Securicor are remitted to Securicor.

    In July 1997, the Company made a loan to an officer of the Company in the amount of $20,000 which was to be repaid in January 1998 with accrued interest at a rate of 7% per annum. Currently, an extension

                          AXIOM INC. AND SUBSIDIARIES

                                  (UNAUDITED)

7. RELATED PARTY TRANSACTIONS: (CONTINUED) of this loan is being renegotiated under the same terms and conditions. Also, in July 1997, the Company advanced $20,400 to a member of the Company's Board of Directors which is repayable in monthly principal installments of $1,666. At March 31, 1998 and September 30, 1997, $5,406 and $15,402 remained outstanding on this loan, respectively. Both of these receivables are included in other current assets.

    The Company obtains its Directors and Officers insurance through Securicor. Total Director and Officer insurance expense for the six months ended March 31, 1998 was $29,000.

    During the six months ended March 31, 1997, the Company's results included the business activities related to an Integrated Services Digital Network ("ISDN") product. The Company's business activities related to the ISDN product were performed through its wholly-owned subsidiary, Securicor 3Net, Inc. During the six months ended March 31, 1997, the Company sold certain products related to this technology and recognized certain costs and realized all of the revenue related to such activities. For the six months ended March 31, 1997, the Company recognized revenues of $1,129,000 and cost of revenues of $732,000 relating to such activities. Cost of revenues includes $341,000 of amortization of acquired development costs related to the development of the ISDN product. These amounts are included in revenues and cost of revenues. In May 1997, the Company transferred all of its stock in Securicor 3Net, Inc. to an affiliate of Securicor at net book value due to the related party nature of the transaction.

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

    The Company received a letter dated June 19, 1997 from Acxiom Corporation ("Acxiom") requesting that the Company cease using the name "Axiom". Acxiom filed suit against the Company in the United States District Court for the District of Delaware on August 1, 1997 alleging trademark infringement and dilution under the Lanham Act, as well as related state law causes of action. Acxiom seeks a judgment against the Company enjoining any future use of the Axiom name and Axiom tradenames, future acts of unfair competition in the United States, and destruction of all advertising and promotional material and awarding treble damages in an unspecified amount because of the alleged willfulness of the Company's infringement. The Company has vigorously defended against these claims and believes that the claim is without merit because of the lack of correspondence between the products, services and customers of the two companies. There is no assurance, however, that these claims will be resolved on terms favorable to the Company. In February 1998, these claims were tried in a bench trial. The court has not yet issued a ruling.

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

    A significant portion of the Company's revenues has been, and is expected to continue to be, derived from substantial orders placed by large organizations, and in particular three RBOCs. Aggregate revenues from U S West, Inc., Southwestern Bell Telephone Company and Ameritech Corporation accounted for 60.0% and 55.6% of the Company's total revenues for the six months ended March 31, 1998 and 1997, respectively. The Company is currently evaluating the impact of the recent RBOC consolidation activity.

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

    Quarterly revenues are subject to substantial fluctuations primarily resulting from the Company's concentration of customers and the timing of orders received. The timing of orders is dependent, to a large extent, on the timing of the Company's customers' annual budget process. Historically, the Company's first and second fiscal quarters have generated a lower level of revenues compared to the Company's third and fourth fiscal quarters, by which time the Company's customers have typically approved their budgets. Historically, product and service backlog has been a relatively small amount and most orders are fulfilled within three months. Because of its close links to, and ongoing communications with, its customers, the Company generally is able to plan for product demand and, when the order is received, ship its products within a relatively short time period thereafter.

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997

    REVENUES

    Revenues decreased 13.4% to $6.3 million for the quarter ended March 31, 1998 from $7.3 million for the quarter ended March 31, 1997. Equipment revenues were $4.0 million for the quarter ended March 31, 1998, a decrease of 30.4% from the $5.8 million of equipment revenues for the quarter ended March 31, 1997. A significant portion of the decrease in revenues resulted from a delay in orders, primarily related to the Company's international business. Services revenues increased 53.4% to $2.3 million for the quarter ended March 31, 1998 from $1.5 million for the quarter ended March 31, 1997 due to certain engineering services provided to one of the RBOCs.

    GROSS PROFIT

    Gross profit decreased to 28.7% of revenues for the quarter ended March 31, 1998 from 44.4% for the quarter ended March 31, 1997. Gross profit related to equipment revenues decreased to 38.9% for the quarter ended March 31, 1998 from 53.8% for the quarter ended March 31, 1997. This decrease resulted primarily from the delay in orders and the introduction of the Company's low end data server, which is sold at lower margins. The Company has a relatively high fixed cost base which is included in cost of revenues. As a result, fluctuations in revenues have a significant effect on margins. Gross profit from services revenues was 10.5% for the quarter ended March 31, 1998, an increase from gross profit of 7.6% for the quarter ended March 31, 1997. This increase is due primarily to an engineering services project for one of the RBOCs and was partially offset due to lower margins on installation services and a higher fixed cost base which is included in cost of revenues.

    RESEARCH, DEVELOPMENT AND ENGINEERING

    Research, development and engineering expenses increased 3.8% to $1.9 million for the quarter ended March 31, 1998 from $1.8 million for the quarter ended March 31, 1997. The increase resulted primarily from the addition of engineering staff and subcontractors to support the Company's increased focus on product development. As a percentage of revenues, research, development and engineering expenses increased during the quarter ended March 31, 1998 to 30.5% from 25.4% for the quarter ended March 31, 1997 due to decreased revenues.

    SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses were $4.1 million for the quarter ended March 31, 1998, an increase of 104.1% compared to $2.0 million for the same period in 1997. As a percentage of revenues, selling, general and administrative expenses increased during the quarter ended March 31, 1998 to 65.4% from 27.8% for the same period in 1997. The increase is attributable to the addition of staff in the marketing and sales departments of the Company as a result of the Company's increased focus on developing new markets and expanding existing markets for the Company's products. In addition, the increase is attributable to additional legal cost incurred related to the law suit filed by Acxiom Corporation, general and administrative costs associated with being a public company and an increase to the allowance for bad debts of approximately $700,000 as a result of the continued uncertainty in the Company's Asian markets. In future periods, increases to the allowance for bad debts may occur as a result of this uncertainty in Asia (see "Liquidity and Capital Resources").

    PARENT CHARGES

    Prior to the Offering, Securicor charged the Company an allocated portion of group and divisional overhead costs (the "Parent Charges"). The Parent Charges for the quarter ended March 31, 1997 were $97,000. The Company did not incur any Parent Charges after the Offering and is not expected to incur any significant expenses in lieu of these Parent Charges. The Company entered into an agreement effective May 1997 whereby Securicor is providing international marketing services to the Company. For the quarter ended March 31, 1998, total charges from Securicor for these services were $25,000. In addition, the Company pays one of its directors who is an employee of Securicor annual directors fees of $20,000, which are remitted directly to Securicor. For the quarter ended March 31, 1998, the Company expensed $5,000 related to such fees. See Note 7 of Notes to Consolidated Financial Statements.

    INTEREST EXPENSE (INCOME)

    Net interest income was $96,000 for the quarter ended March 31, 1998. Interest expense was $129,000 for the quarter ended March 31, 1997. Upon the consummation of the Offering, a significant portion of the borrowings from Securicor was repaid. As a result, the Company's interest expense has decreased. Additionally, the Company has invested a portion of the proceeds of the Offering which has resulted in interest income.

    INCOME TAXES

    The Company's effective tax rate was 32.1% and 37.9% for the quarters ended March 31, 1998 and 1997, respectively. Income taxes are recorded based upon the expected annual effective income tax rate.

SIX MONTHS ENDED MARCH 31, 1998 COMPARED TO MARCH 31, 1997

    REVENUES

    Revenues increased 9.7% to $13.2 million for the six months ended March 31, 1998 from $12.1 million for the six months ended March 31, 1997. Equipment revenues were $8.8 million for the six months ended March 31, 1998 and 1997. Equipment revenues increased as a result of increases related to the Company's international business and larger shipments to existing RBOC customers. These increases were offset by $1.1 million of equipment revenues generated by the Company in the six months ended March 31, 1997 which related to sales of an affiliate's product which did not recur. See Note 7 of Notes to Consolidated Financial Statements. Services revenues increased 38.7% to $4.4 million for the six months ended March 31, 1998 from $3.2 million for the six months ended March 31, 1997. This increase is mainly due to engineering services provided to one of the RBOCs and increased hardware and software maintenance contracts incurred during the six months ended March 31, 1998.

    GROSS PROFIT

    Gross profit increased to 37.0% of revenues for the six months ended March 31, 1998 from 35.0% for the six months ended March 31, 1997. Gross profit related to equipment revenues increased to 45.2% for the six months ended March 31, 1998 from 42.9% for the six months ended March 31, 1997. The Company has a relatively high fixed cost base which is included in cost of revenues. As a result, fluctuations in revenues have a significant effect on margins. Gross profit from services revenues increased to 20.8% for the six months ended March 31, 1998 from 13.2% for the six months ended March 31, 1997. This increase is attributable to engineering services provided to one of the RBOCs and the benefit of spreading higher revenues over the Company's fixed cost base.

    RESEARCH, DEVELOPMENT AND ENGINEERING

    Research, development and engineering expenses were $3.9 million for the six months ended March 31, 1998, an increase of 2.2% compared to $3.8 million for the same period in 1997. As a percentage of revenues, research, development and engineering expenses decreased during the six months ended March 31, 1998 to 29.3% from 31.5% for the six months ended March 31, 1997 due to increased revenues. Research, development and engineering expenditures have remained relatively consistent between periods as the Company continues the development and enhancement of its products.

    SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses were $6.9 million for the six months ended March 31, 1998, an increase of 63.9% compared to $4.2 million for the same period in 1997. As a percentage of revenues, selling, general and administrative expenses increased during the six months ended March 31, 1998 to 52.4% from 35.1% for the same period in 1997. The increase is attributable to the addition of staff in the marketing and sales departments of the Company as a result of the Company's increased focus on developing new markets and expanding existing markets for the Company's products. In addition, the increase is attributable to additional legal cost incurred related to the law suit filed by Acxiom Corporation, general and administrative costs associated with being a public company and an increase to the allowance for bad debts of approximately $700,000 as a result of the continued uncertainty in the Company's Asian markets. In future periods, increases to the allowance for bad debts may occur as a result of this uncertainty in Asia (See "Liquidity and Capital Resources").

    PARENT CHARGES

    Prior to the Offering, Securicor charged the Company an allocated portion of group and divisional overhead costs (the "Parent Charges"). The Parent Charges for the six months ended March 31, 1997 were $193,000. The Company did not incur any Parent Charges after the Offering and is not expected to incur any such charges in the future. The Company entered into an agreement effective May 1997 whereby Securicor is providing international marketing services to the Company. For the six months ended March 31, 1998, total charges from Securicor for these services were $45,000. In addition, the Company pays one of its directors who is an employee of Securicor annual directors fees of $20,000, which are remitted directly to Securicor. For the six months ended March 31, 1998, the Company expensed $10,000 related to such fees. See Note 7 of Notes to Consolidated Financial Statement.

    INTEREST EXPENSE (INCOME)

    Net interest income was $195,000 for the six months ended March 31, 1998. Net interest expense was $279,000 for the six months ended March 31, 1997. Upon the consummation of the Offering, a significant portion of the borrowings from Securicor was repaid. As a result, the Company's interest expense has decreased. Additionally, the Company has invested a portion of the proceeds of the Offering which has resulted in interest income.

    INCOME TAXES

    The Company's effective tax rate was 34.0% and 41.7% for the six months ended March 31, 1998 and 1997, respectively. Income taxes are recorded based upon the expected annual effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

    Prior to the Offering, the Company had financed its operations primarily with cash generated from operations and borrowings from Securicor. In July 1997, the Company realized net proceeds from the Offering of approximately $32.4 million (after deducting underwriters discounts and commissions and other offering expenses). In July 1997, the Company repaid $22.9 million in Company borrowings from Securicor. As of March 31, 1998, the Company had $6.2 million of cash and cash equivalents, $10.6 million in net trade accounts receivable, and $18.2 million of working capital. Included in accounts receivable as of March 31, 1998 are approximately $3.0 million of receivables from a customer located in Indonesia, which are subject to uncertainties that presently exist in that market. (See "Results of Operations").

    Net cash provided by operating activities was $137,000 and $680,000 for the six months ended March 31, 1998 and 1997, respectively. For the six months ended March 31, 1998, amortization and depreciation of $673,000, a decrease in accounts receivable of $3.7 million, a decrease in inventories of $1.1 million, an increase in deferred revenues of $1.3 million and an increase in other accrued expenses of $902,000 were offset by the net loss of $3.8 million, an increase in other current assets of $271,000, a decrease in accounts payable, accrued compensation and related benefits, and accrued agents' commissions of $1.5 million and an increase in income tax receivable of $517,000. In the six months ended March 31, 1997, amortization and depreciation of $1.1 million and a decrease in accounts receivable of $7.6 million, a decrease in other assets of $40,000 and an increase in deferred revenue of $1.2 million were offset by an increase in inventory of $1.5 million, an increase in other current assets of $224,000, a decrease in accounts payable, accrued compensation and related benefits, accrued agent commissions and other accrued expenses of $1.2 million, an increase in income tax receivable of $3.9 million and the net loss of $2.5 million.

    Net cash used in investing activities relating to purchases of property and equipment was $847,000 and $769,000 for the six months ended March 31, 1998 and 1997, respectively. During the quarter ended March 31, 1998, the Company acquired Greendown Software Limited for a net cash outlay of $91,000.

    Net cash used in financing activities was $231,000 and $2.0 million for the six months ended March 31, 1998 and 1997, respectively. During the six months ended March 31, 1997, cash used in financing activities resulted primarily from the net repayments of obligations to Securicor of $1.8 million.

    The Company had a $2.5 million credit facility with a bank which expired March 31, 1998. This line is currently being renegotiated. In December 1997, the Company obtained a $1.5 million leasing facility to finance its purchases of capital equipment. At May 14, 1998, approximately $1.4 million was available under this facility.

    The Company believes that its existing cash balances, cash generated from operations and the net proceeds from the Offering will be sufficient to meet the Company's cash requirements during the next twelve months. However, depending upon its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or on terms satisfactory to the Company.

INFLATION AND FOREIGN EXCHANGE

    To date, inflation and foreign currency fluctuations have not had a material impact on the Company's financial condition and results of operations. All sales arrangements with third-party international customers are denominated in US dollars.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company received a letter dated June 19, 1997 from Acxiom Corporation ("Acxiom") requesting that the Company cease using the name "Axiom." Acxiom filed suit against the Company in the United States District Court for the District of Delaware on August 1, 1997 alleging trademark infringement and dilution under the Lanham Act, as well as related state law causes of action. Acxiom seeks a judgment against the Company enjoining any future use of the Axiom name and Axiom tradenames, future acts of unfair competition in the United States, destruction of all advertising and promotional material, and awarding treble damages in an unspecified amount because of the alleged willfulness of the Company's infringement. The Company has vigorously defended against these claims and believes that the claim is without merit because of the lack of correspondence between the products, services and customers of the two companies. There is no assurance, however, that these claims will be resolved on terms favorable to the Company. In February 1998, these claims were tried in a bench trial. The court has not yet issued a ruling.

ITEM 2. CHANGES IN SECURITIES

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On March 4, 1998, the Company held its Annual Meeting of Stockholders at which the holders of the Company's Common Stock voted in an election of all five members of the Company's Board of Directors. The total number of shares of Common Stock represented at the Annual Meeting was 5,361,975, constituting a quorum. All five nominees of the Board of Directors were reelected. The following is a report of the votes cast at the Annual Meeting for each nominee for director:

NOMINEE NAME                                                                        VOTES FOR   WITHHOLD AUTHORITY
----------------------------------------------------------------------------------  ----------  -------------------
Andrew P. Maunder.................................................................   5,324,328          37,647
Robert B. Kelly...................................................................   5,324,328          37,647
Sammy W. Pearson..................................................................   5,324,328          37,647
Trevor Sokell.....................................................................   5,324,328          37,647
Michael G. Wilkinson..............................................................   5,324,328          37,647

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       10 Lease agreement between Brandywine Operating Partnership, L.P., and Axiom Inc., dated August 26, 1997.

       27  Financial Data Schedule

    (b) Reports on Form 8-K
       None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                AXIOM INC.

Dated: May 15, 1998             By:            /s/ ANDREW P. MAUNDER
                                     -----------------------------------------
                                                 Andrew P. Maunder
                                               CHAIRMAN OF THE BOARD,
                                                   PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)

Dated: May 15, 1998             By:              /s/ MARK J. KADISH
                                     -----------------------------------------
                                                   Mark J. Kadish
                                              CHIEF FINANCIAL OFFICER
                                              (PRINCIPAL FINANCIAL AND
                                                ACCOUNTING OFFICER)