Form 10-Q
period 1998-06-30
AXIOM INC
filed 1998-08-14
CIK 1037002

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1998.

                                   -----------

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from                      to                     .

                                     0-22601
                            (Commission file number)

                                   AXIOM INC.
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                    51-0356153
(State or Other Jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization)
                              4000 Midlantic Drive
                           Mount Laurel, NJ 08054-5476

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

         7,756,900 shares of Common Stock, par value $.01 per share, were outstanding on August 14, 1998

                           AXIOM INC. AND SUBSIDIARIES



                                      INDEX



                                                                                                                          Page
Part I-Financial Information:

  Item 1. Consolidated Financial Statements (unaudited)

      Consolidated Balance Sheets-June 30, 1998 (unaudited) and September 30, 1997.......................................  3
      Consolidated Statements of Operations-Three and Nine Months Ended June 30, 1998 and 1997 (unaudited)...............  4
      Consolidated Statements of Cash Flows-Nine Months Ended June 30, 1998 and 1997 (unaudited).........................  5
      Notes to Consolidated Financial Statements (unaudited).............................................................. 6

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations......................... 12

Part II-Other Information:

   Item 1. Legal Proceedings............................................................................................. 17

   Item 2. Changes in Securities......................................................................................... 17

   Item 3. Defaults Upon Senior Securities............................................................................... 17

   Item 4. Submission of Matters to a Vote of Security Holders........................................................... 17

   Item 5. Other Information............................................................................................. 17

   Item 6. Exhibits and Reports on Form 8-K.............................................................................. 17



                  (a) Exhibits

                  (b) Reports on Form 8-K

PART I. FINANCIAL INFORMATION



ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                           AXIOM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                   (Unaudited)

                                                                                          June 30,               September 30,
                                                                                            1998                     1997
                                                                                            ----                     ----
                                      ASSETS
CURRENT ASSETS:
   Cash and cash equivalents......................................................            $2,238                $7,206
   Accounts receivable............................................................            13,083                14,241
   Inventories....................................................................             6,851                 7,374
   Deferred tax assets............................................................               833                   630
   Income tax receivable..........................................................               772                   968
   Other..........................................................................               653                   473
                                                                                                 ---                   ---
      Total current assets........................................................            24,430                30,892
                                                                                              ------                ------
PROPERTY AND EQUIPMENT:
   Computer hardware and software.................................................             4,603                 3,229
   Production and test equipment..................................................             2,719                 1,995
   Furniture, fixtures and leasehold improvements.................................             1,424                   553
                                                                                               -----                   ---
                                                                                               8,746                 5,777
   Less-Accumulated depreciation and amortization.................................            (4,078)               (2,785)
                                                                                               ------                ------
      Net property and equipment..................................................             4,668                 2,992
DEFERRED TAX ASSETS...............................................................             4,732                 2,704
RESTRICTED CASH...................................................................               548                     -
OTHER ASSETS......................................................................               539                   267
INTANGIBLE ASSETS, net............................................................             1,326                   168
                                                                                               -----                   ---
                                                                                             $36,243               $37,023
                                                                                             -------               -------
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt..............................................              $366                  $147
   Obligations to affiliates......................................................                24                   183
   Accounts payable...............................................................             3,898                 3,057
   Accrued compensation and related benefits......................................             1,232                 1,066
   Accrued agent commissions......................................................               321                   638
   Other accrued expenses.........................................................             2,629                   613
   Deferred tax liabilities.......................................................                29                    33
   Deferred revenues..............................................................             2,273                 1,413
                                                                                               -----                 -----
      Total current liabilities...................................................            10,772                 7,150
                                                                                              ------                 -----
LONG-TERM LIABILITIES:
   Deferred tax liabilities.......................................................               238                   186
   Long-term debt.................................................................               556                     -
                                                                                                 ---                 -----
      Total long-term liabilities.................................................               794                   186
                                                                                                 ---                   ---
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares
      issued and outstanding......................................................                 -                     -
   Common stock, $0.01 par value, 25,000,000 shares authorized, 7,756,900 and
      6,466,900 shares issued and outstanding.....................................                78                    65
   Additional paid-in capital.....................................................            37,113                32,340
   Accumulated deficit............................................................           (12,514)               (2,718)
                                                                                             -------                ------
                                                                                             -------                ------
      Total stockholders' equity..................................................            24,677                29,687
                                                                                              ------                ------
                                                                                             $36,243               $37,023
                                                                                             -------               -------
                                                                                             -------               -------


       The accompanying notes are an integral part of these statements.

                           AXIOM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                                                            For The Three Months            For The Nine Months
                                                                               Ended June 30,                  Ended June 30,
                                                                               --------------                  --------------
                                                                              1998          1997          1998              1997
                                                                              ----          ----          ----              ----
REVENUES:
   Equipment............................................................         $7,349       $7,892         $16,131      $16,739
   Services.............................................................          3,317        1,657           7,759        4,860
                                                                                  -----        -----           -----        -----
      Total revenues....................................................         10,666        9,549          23,890       21,599
                                                                                 ------        -----          ------       ------
COST OF REVENUES:
   Equipment............................................................          3,214        3,662           8,024        8,716
   Services.............................................................          2,904          492           6,424        3,272
                                                                                  -----          ---           -----        -----
      Total cost of revenues............................................          6,118        4,154          14,448       11,988
                                                                                  -----        -----          ------       ------
      Gross profit......................................................          4,548        5,395           9,442        9,611
                                                                                  -----        -----           -----        -----
OPERATING EXPENSES:
   Research, development and engineering................................          1,891        1,810           5,763        5,600
   Selling, general and administrative..................................          6,339        2,119          13,273        6,542
   Charge for purchased research and development........................          2,387            -           2,387            -
                                                                                  -----        -----           -----        -----
      Total operating expenses..........................................         10,617        3,929          21,423       12,142
                                                                                 ------        -----          ------       ------
      Operating income (loss)...........................................         (6,069)       1,466         (11,981)      (2,531)
INTEREST EXPENSE (INCOME), net (including related party interest).......            (46)         147            (241)         426
OTHER INCOME (EXPENSE)..................................................             (9)         (55)              5           (1)
                                                                                 ------        -----          ------       ------
      Income (loss) before income taxes.................................         (6,032)       1,264         (11,735)      (2,958)
INCOME TAX (EXPENSE) BENEFIT............................................              -         (510)          1,939        1,250
                                                                                    ---         ----           -----        -----
NET INCOME (LOSS).......................................................       $ (6,032)        $754        $ (9,796)     $(1,708)
                                                                               --------         ----          -------      -------
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE....................         $(0.85)       $0.22         $ (1.46)      $(0.49)
                                                                                 ------        -----          ------       ------
                                                                                 ------        -----          ------       ------

SHARES USED IN COMPUTING BASIC AND DILUTED NET INCOME (LOSS) INCOME PER
   COMMON SHARE.........................................................          7,133        3,477           6,689        3,477
                                                                                 ------        -----          ------       ------
                                                                                 ------        -----          ------       ------






        The accompanying notes are an integral part of these statements.

                           AXIOM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)



                                                                                                          For the Nine Months Ended
                                                                                                                   June 30,
                                                                                                              1998          1997
                                                                                                              ----          ----
OPERATING ACTIVITIES:
Net loss...............................................................................................    $ (9,796)    $ (1,708)
Adjustments to reconcile net loss to net cash used in operating activities -
   Depreciation and amortization.......................................................................       1,398        1,088
   Provision for doubtful accounts.....................................................................       4,018            -
   Charge for purchased research and development.......................................................       2,387            -
  Changes in assets and liabilities, net-
     Decrease (increase) in-
        Accounts receivable............................................................................         367        3,486
        Inventories....................................................................................       1,459       (3,430)
        Other current assets...........................................................................         (81)        (429)
        Other assets...................................................................................        (369)       1,122
        Deferred taxes.................................................................................         196          128
        Income tax receivable..........................................................................      (2,183)           -
     Increase (decrease) in-
        Accounts payable...............................................................................         675        2,087
        Accrued compensation and related benefits......................................................         166          (65)
        Accrued agent commissions......................................................................        (317)        (335)
        Accrued tax payable............................................................................         ---       (3,277)
        Other accrued expenses.........................................................................         889         (764)
        Deferred revenues..............................................................................         611          956
                                                                                                                ---          ---
           Net cash used in operating activities.......................................................        (580)      (1,141)
                                                                                                               ----       ------
INVESTING ACTIVITIES:
Purchases of property and equipment....................................................................      (1,767)      (1,158)
Cash paid for acquisitions, net........................................................................      (1,855)           -
                                                                                                               ----       ------
           Net cash used in investing activities.......................................................      (3,622)      (1,158)
                                                                                                             ------       ------
FINANCING ACTIVITIES:
Payments on long-term debt.............................................................................         (59)        (170)
Advances on obligations to parent and affiliates.......................................................         470        5,112
Repayment on obligations to parent and affiliates......................................................        (629)      (5,118)
                                                                                                               ----       ------
           Net cash used in financing activities.......................................................        (218)        (176)
                                                                                                              -----         ----
NET DECREASE IN CASH AND CASH EQUIVALENTS..............................................................      (4,420)      (2,475)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........................................................       7,206        3,326
                                                                                                              -----        -----
CASH AND CASH EQUIVALENTS, END OF PERIOD...............................................................      $2,786         $851
                                                                                                             ------         ----
                                                                                                             ------         ----





        The accompanying notes are an integral part of these statements.

                           AXIOM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



1. BACKGROUND:



The Company

         Axiom Inc. (the "Company"), a Delaware corporation, changed its name from Securicor Communications Inc. in May 1997. Through May 23, 1997, the Company's business was conducted through its wholly-owned subsidiary, Securicor Telesciences Inc. ("STI"). On that date, STI merged into the Company. Prior to May 15, 1998, the Company was a majority-owned subsidiary of Securicor Communications Limited ("SCL"), an entity organized under the laws of the United Kingdom and a wholly-owned subsidiary of Securicor plc ("Securicor"), a company organized under the laws of the United Kingdom. As the merger represented a transaction between entities under common control, the net assets of STI were transferred at net book value. Prior to the completion of the Company's initial public offering, Securicor provided the financing requirements for the Company through advances (See Note 6). SCL currently owns 44.8% of the Company's outstanding Common Stock.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:



Interim Financial Information and Summary Financial Information

         The financial statements as of June 30, 1998 and for the three and nine months ended June 30, 1998 and 1997 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of results for these interim periods. The results for the three and nine months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year. While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's Form 10-K for the fiscal year ended September 30, 1997.

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

Restricted Cash

         Restricted cash consists of funds to support a standby letter of credit required under a contractual arrangement with one of the Company's major customers.

Inventories

         Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market.

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

Concentration of Credit Risk

         Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable. The Company's customer base principally comprises the Regional Bell Operating Companies ("RBOCs"), as well as international telephone companies (See "Management's Discussion and Analysis of Financial Condition and Results of Operations"). The Company typically does not require collateral from its customers. In addition, the Company has begun to sell its products to system integrators and resellers.

         The Company has significant activity with international customers, particularly in Asia. The current economic and currency situation affecting certain Asian countries, which includes currency devaluation, external support and economic reorganization programs to reduce growth and credit demand could have a material adverse effect on the Company's operating results.

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

         Depending on contract terms and conditions, software license fees are recognized upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. The Company had $1,184,000 and $0 of separate software license fee revenues for the nine months ended June 30, 1998 and 1997, respectively, and these amounts are included in equipment revenues. If significant vendor obligations exist at delivery and/or the product is subject to customer acceptance, revenue is deferred until no significant obligations remain and/or acceptance has occurred. If the payment of the license fee is coincident to services which are deemed to be essential to the transaction, the license fee is deferred and recognized using contract accounting over the period during which the services are performed. The Company's software licensing agreements provide for customer support (typically 90 days). The portion of the license fee associated with customer support is unbundled from the license fee and is recognized ratably over the warranty period as services revenue.

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

Software Development Costs

         The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Under SFAS No. 86, costs incurred to create a computer software product are charged to research and development expense as incurred until technological feasibility has been established. The Company establishes technological feasibility upon completion of a detailed program design. At that point, computer software costs are capitalized until the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life, and changes in technology.

         Amortization will begin when the product is released. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated life of the product enhancement.

         Capitalized software development costs consist primarily of salary, consulting, and computer costs incurred to develop new products. During the three and nine months ended June 30, 1998, software development costs of $112,000 were capitalized. No costs were capitalized in 1997. Amortization has not yet begun.

Charge for Purchased Research and Development

         The charge for purchased research and development of $2,387,000 for the quarter ended June 30, 1998 represents a one-time charge related to purchased research and development in connection with the acquisition of Innovative Data Technology. This charge relates to incomplete development projects which had not yet reached technological feasibility as of the acquisition date and had no alternate future uses.

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

         The following is a reconciliation of the numerators and denominators of the basic and diluted loss per Common share computations:

                                                              For the Three Months Ended June 30
                                                        1998                                        1997
                                                        ----                                        ----
                                       Loss            Shares      Per Share      Income            Shares       Per Share
                                    (Numerator)     (Denominator)    Amount     (Numerator)     (Denominator)     Amount

Basic income (loss) per Common
  share..........................   $(6,032,000)       7,133,164     $(0.85)      $754,000      3,476,900        $.22
    Net income (loss)............

Effect of dilutive securities....

    Stock Options                       _                  _            _            _             _              _
                                    -----------        ---------     -------      --------      ---------        ----
Diluted income (loss) per Common
  share..........................   $(6,032,000)       7,133,164     $(0.85)      $754,000      3,476,900        $.22
    Net income (loss) and
      assumed conversions........   -----------        ---------     -------      --------      ---------        ----


                                                           For the Nine Months Ended June 30
                                                     1998                                      1997
                                                     ----                                      ----
                                    Loss            Shares       Per Share     Loss           Shares        Per Share
                                (Numerator)     (Denominator)     Amount     (Numerator)    (Denominator)     Amount
Basic loss per Common
   share.................
      Net loss...........       $(9,796,000)      6,688,988       $(1.46)    $(1,708,000)     3,476,900      $(0.49)

Effect of dilutive
   securities............
      Stock Options......            _                _                           _               _
                                 ----------       ---------                   -----------     ---------
Diluted loss per Common
   share.................
      Net loss and              $(9,796,000)      6,688,988       $(1.46)    $(1,708,000)     3,476,900      $(0.49)
        assumed
        conversions......        ----------       ---------        ------     -----------     ---------       ------






         Diluted loss per Common share is the same as basic loss per Common share as no additional shares for the potential dilution from the exercise or conversion of securities into Common stock are included in the denominator as the result is anti-dilutive due to the Company's losses. Options to purchase 359,915 shares of Common stock at $5.50 per share and 563,000 shares of Common stock at $3.375 per share were outstanding during the nine months ended June 30, 1998, but were not included in the computation of diluted loss per Common share. No options were outstanding during the nine months ended June 30, 1997. As a result of the July 30, 1998 Company work force reduction, 114,000 options were cancelled.

Supplemental Disclosures of Cash Flow Information

         For the nine months ended June 30, 1998 and 1997, the Company paid interest of $18,000 and $513,000, respectively. For the nine months ended June 30, 1998 and 1997, the Company paid income taxes, net of refunds, of $31,000 and $2,054,000, respectively.

         The Company has entered into three capital lease obligations during the nine months ended June 30, 1998 totaling $961,000. No capital leases were entered into during the nine months ended June 30, 1997.

Supplemental Information regarding Non-cash Investing and Financing Activities

                  On May 15, 1998, the Company acquired Innovative Data Technology ("IDT") in a business combination accounted for as a purchase. IDT is primarily engaged in the manufacture and sale of telecommunications switch interface technology. The Company (i) issued 1,290,000 shares of its Common stock valued at $4,434,000, (ii) cash of $2,707,000 and (iii) options to purchase 132,000 shares of Common stock (issued in connection with certain employment agreements) valued at $352,000 using the Black-Scholes option pricing model. The results of the operations of IDT have been included in the accompanying financial statements from the date of acquisition. The total purchase price of $8,272,000 (subject to adjustment), including transaction costs of $779,000, was allocated to the assets acquired and liabilities assumed based on their respective fair values. The Company recorded $2,387,000 of the purchase price as a charge to the consolidated statement of operations on the acquisition date as it was related to the fair value of incomplete research and development projects. The remaining amount by which the purchase price exceeded the net assets purchased was allocated to the following intangible assets and each is being amortized on a straight-line basis over the period indicated:


                                                          Amortization
                                             Amount       Period (yrs.)
--------------------------------------------------------------------------------
Non-compete covenant                        $500,000          2
Acquired technology                          432,000          4
Goodwill                                      31,000          7
--------------------------------------------------------------------------------
Total                                       $963,000


         The following table presents the non-cash assets and liabilities that were consolidated as a result of the acquisition of IDT. Note that these amounts are preliminary and subject to change:


                                                                                                                     1998
  Non-cash assets (liabilities):
      Accounts receivable.........................................................................................   $3,147,000
      Inventories.................................................................................................      936,000
      Other current assets........................................................................................       99,000
      Property and equipment......................................................................................      341,000
      Other assets................................................................................................       15,000
      Charge for purchased research and development...............................................................    2,387,000
      Intangible assets...........................................................................................    1,006,000
      Accounts payable............................................................................................     (123,000)
      Other accrued expenses......................................................................................   (1,074,000)
      Deferred revenues...........................................................................................     (184,000)
                                                                                                                       --------
      Non cash assets acquired....................................................................................    6,550,000
      Less - Common Stock and options issued......................................................................   (4,786,000)
                                                                                                                     ----------
      Cash paid, net of cash acquired.............................................................................   $1,764,000
                                                                                                                     ----------
                                                                                                                     ----------



         If the acquisition of IDT had occurred on October 1, 1996, the unaudited pro forma information, after giving effect to the pro forma adjustments described below, would have been as follows:

                                                  Nine Months Ended
                                                June 30,     June 30,
                                                 1998          1997

     Unaudited pro forma revenues........      $  31,611    $   28,823
                                                --------     ---------
     Unaudited pro forma net loss........      $ (7,606)    $  (2,112)
                                                --------     ---------
     Unaudited pro forma net loss
       per Common Share..................      $  (0.98)    $   (0.44)
                                                --------     ---------

         The unaudited pro forma information does not purport to be indicative of the results that would have been attained if the operations had actually been combined for the periods presented and is not necessarily indicative of the operating results to be expected in the future.

         The pro forma adjustments consist of compensation adjustments for certain executive officers of IDT who are now employed by the Company under specified employment contracts, interest income adjustments for the aggregate net cash used to acquire IDT, interest expense adjustments relating to repayment of an IDT note payable to a shareholder and the amortization of the intangible assets. The amount of the compensation pro forma adjustment was $121,000 and $34,000 for the nine months ended June 30, 1998 and 1997, respectively. The amount of the interest income pro forma adjustment was $85,000 and $101,000 for the nine months ended June 30, 1998 and 1997, respectively. The amount of the interest expense pro forma adjustment was $50,000 and $0 for the nine months ended June 30, 1998 and 1997, respectively. The amount of the intangible amortization pro forma adjustment was $71,000 and $84,000 for nine months ended June 30, 1998 and 1997, respectively. Additionally, the above unaudited pro forma information excludes the one-time charge of $2,387,000 associated with the write-off of purchased research and development costs in connection with the IDT acquisition.

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


3. ACCOUNTS RECEIVABLE:



                                                               June 30, 1998          September 30, 1997
                                                               -------------          ------------------

Billed.....................................................     $14,714,000              $12,265,000
Unbilled...................................................       2,276,000                2,076,000
                                                                  ---------                ---------
                                                                 16,990,000               14,341,000
Less-allowance for doubtful accounts.......................      (3,907,000)                (100,000)
                                                                 ----------                 --------
                                                                $13,083,000              $14,241,000
                                                                -----------              -----------






         Unbilled accounts receivable includes costs and estimated earnings on contracts in progress which have been recognized as revenues but not yet billed to customers under the provisions of specified contracts. The increase in the allowance for doubtful accounts relates to the uncertainty surrounding the Company's Asian and other international customer base.


4. INVENTORIES:



                                                                 June 30, 1998         September 30, 1997

Raw materials..............................................     $3,302,000                 $4,718,000
Work-in-process............................................      1,176,000                    538,000
Finished goods.............................................      2,373,000                  2,118,000
                                                                ----------                 ----------
                                                                $6,851,000                 $7,374,000
                                                                ----------                 ----------



5. LINE OF CREDIT:

         The Company had a $2,500,000 line of credit with a local bank with interest at the bank's prime rate which expired on March 31, 1998. No funds were advanced against this line of credit. Currently, the Company does not have a line of credit and is seeking to obtain a new bank credit facility.

6. OBLIGATIONS TO AFFILIATES:

         Information relative to the Company's obligations to affiliates is as follows:


                                                                                         June 30, 1998        September 30, 1997

Obligations to Securicor...........................................................        $17,000                   $289,000
Obligations to affiliates:
      Receivables from affiliates..................................................        (10,000)                  (119,000)
      Payables to affiliates.......................................................         17,000                     13,000
                                                                                            ------                     ------
           Total obligations to affiliates, net....................................          7,000                   (106,000)
                                                                                             -----                   --------
Total obligations to affiliates....................................................        $24,000                   $183,000
                                                                                           -------                   --------






         Prior to the completion of the Offering, the Company was funded through advances from Securicor, which was previously its parent. Certain advances were interest bearing and were loaned to the Company at a base rate plus 1%. There were no interest bearing advances for the nine months ended June 30, 1998. For the nine months ended June 30, 1997, the interest rate charged on these obligations ranged from 6.75% to 7.50% and interest expense for the nine months ended June 30, 1998 and 1997, was $0 and $491,000, respectively. As these obligations to Securicor and affiliates are due on demand, this net amount is included in current liabilities.

7. RELATED PARTY TRANSACTIONS:

         Prior to the Offering, certain amounts were allocated to the Company from Securicor and consisted of charges for certain support and services. These charges were based on Securicor's estimate of its total relevant costs for the applicable fiscal year, allocated pro rata based on estimated revenues of each applicable business unit. Management believed the method of allocation was reasonable. These charges were $102,000 and $295,000 for the three and nine months ended June 30, 1997 and are included in selling, general and administrative expense. There were no such charges for the three and nine months ended June 30, 1998. The Company has not incurred nor will incur any parent charges subsequent to the Offering.

         In May 1997, the Company and Securicor entered into an agreement pursuant to which Securicor provides international sales and marketing services to the Company. Total charges from Securicor for these services were $61,000 for the nine months ended June 30, 1998. In addition, the Company pays each of its directors an annual directors fee of $20,000 each. For the nine months ended June 30, 1998, the Company expensed $15,000 related to such fees. The directors fees paid to an employee of Securicor are remitted to Securicor.

         In July 1997, the Company made a loan to an officer of the Company in the amount of $20,000 which was to be repaid in January 1998 with accrued interest at a rate of 7% per annum. The officer is no longer with the Company and arrangements are being made for the repayment of the loan. Also, in July 1997, the Company advanced $20,400 to a member of the Company's Board of Directors which was repayable in monthly principal installments of $1,666. At June 30, 1998 and September 30, 1997, $0 and $15,402 remained outstanding on this loan, respectively. Both of these receivables are included in other current assets.

         The Company obtains its Directors and Officers insurance through Securicor. Total Director and Officer insurance expense for the nine months ended June 30, 1998 was $49,000. This insurance was not maintained by the Company prior to its Offering in July 1997.

         During the nine months ended June 30, 1997, the Company's results included the business activities related to an Integrated Services Digital Network ("ISDN") product. The Company's business activities related to the ISDN product were performed through its wholly-owned subsidiary, Securicor 3Net, Inc. During the nine months ended June 30, 1997, the Company sold certain products related to this technology and recognized certain costs and realized all of the revenue related to such activities. For the nine months ended June 30, 1997, the Company recognized revenues of $1,167,000 and cost of revenues of $794,000 relating to such activities. Cost of revenues includes $386,000 of amortization of acquired development costs related to the development of the ISDN product. These amounts are included in revenues and cost of revenues. In May 1997, the Company transferred all of its stock in Securicor 3Net, Inc. to an affiliate of Securicor at net book value due to the related party nature of the transaction.

         From time to time, the Company and Securicor process miscellaneous transactions on behalf of each other which are payable the month following the month incurred. These transactions have been immaterial to date.

8. COMMITMENTS AND CONTINGENCIES:

         The Company is obligated to make certain payments, as defined, to certain key Company employees if these employees are terminated. In addition, certain key employees have performance incentives in the form of cash and equity (in the parent or an affiliate) related compensation. On July 30, 1998, the Company instituted a reorganization and cost reduction program that included immediate work force reductions across all departments by 14%. A charge for severance costs of approximately $400,000 will be taken in the fourth quarter ending September 30, 1998.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

         The Company develops, markets and supports integrated hardware and software systems that are able to collect and process transaction information from a wide variety of wireline switches and transmit the information to the customer's information management networks. The Company is developing systems that process transaction information from wireless, Asynchronous Transfer Mode (ATM) and other specialized telecommunications switches. The Company's customers use this information to bill their subscribers, to implement customized marketing programs and to perform other data management functions. The Company also provides traffic management solutions to telecommunications companies. The Company recently introduced its first applications software product, a fraud detection and management system. The Company provides installation, ongoing maintenance, support and training, as well as customized engineering services, related to the Company's systems.

         A significant portion of the Company's revenues has been, and is expected to continue to be, derived from substantial orders placed by large organizations, and in particular three RBOCs. Aggregate revenues from U S West, Inc., Southwestern Bell Telephone Company and Ameritech Corporation accounted for 61.4% and 67.5% of the Company's total revenues for the nine months ended June 30, 1998 and 1997, respectively. The Company has significant international sales, particularly in Asia. IDT, acquired by the Company in May 1998, generates a significant portion of sales from international customers. The current economic and currency situation affecting certain Asian countries, which includes currency devaluation, external support and economic reorganization programs to reduce growth and credit demand, could have a material adverse effect on the Company's operating results. Due to this situation, the Company's international sales may be negatively impacted.

         Domestic revenues are typically generated under cancelable general purchase agreements which provide for the continuing supply of products and services over future years. Pricing is based upon the volume of products ordered. Internationally, the Company typically enters into long-term contracts for the delivery of turn-key systems which include products and services. All sales arrangements with international customers are denominated in US dollars. The Company's revenues are difficult to forecast because the purchase of its systems generally involves a significant commitment of capital and management time, which generally results in lengthy sales cycles.

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

         The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost to modify such infrastructure to Year 2000 compliance will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company is currently evaluating information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

Safe Harbor for Forward-Looking Statements

         From time to time, the Company may publish statements that are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Litigation Reform Act of 1995 provided a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to the following important factors: (i) reliance on a limited number of significant customers and dependence on Sterling Series products; (ii) difficulty in predicting quarterly revenues because of long sales cycles and customer budgetary constraints; (iii) competition in the market for billing data collection and traffic management systems; (iv) rapid and unexpected changes in the telecommunications markets and technologies; (v) the success of the Company's sales and marketing strategies; (vi) the ability of the Company to manage its growth; (vii) the ability of the Company to motivate, and retain the services of, its key management and technical personnel and continue to hire additional qualified personnel to meet the Company's evolving staffing needs; and (viii) risks related to sales to international customers, including, but not limited to, currency fluctuations, instability in financial markets and unanticipated shifts in economic policies of foreign governments, particularly as it relates to Asia.

Results of Operations

Quarter ended June 30, 1998 Compared to Quarter ended June 30, 1997



         Revenues

         Revenues increased 11.7% to $10.7 million for the quarter ended June 30, 1998 from $9.5 million for the quarter ended June 30, 1997. Equipment revenues were $7.3 million for the quarter ended June 30, 1998, a decrease of 6.9% from the $7.9 million of equipment revenues for the quarter ended June 30, 1997. A significant portion of the decrease in equipment revenues resulted from a delay in orders, primarily related to the Company's international business. Services revenues increased 100.0% to $3.3 million for the quarter ended June 30, 1998 from $1.7 million for the quarter ended June 30, 1997 primarily due to certain engineering services provided to one of the RBOCs.

         Gross Profit

         Gross profit decreased to 42.6% of revenues for the quarter ended June 30, 1998 from 56.5% for the quarter ended June 30, 1997. Gross profit related to equipment revenues increased to 56.3% for the quarter ended June 30, 1998 from 53.6% for the quarter ended June 30, 1997. The Company has a relatively high fixed cost base which is included in cost of revenues. As a result, fluctuations in revenues have a significant effect on margins. Gross profit from services revenues was 12.5% for the quarter ended June 30, 1998, a decrease from gross profit of 70.3% for the quarter ended June 30, 1997. This decrease is due primarily to a large engineering services project for one of the RBOCs with low margins.

         Research, Development and Engineering

         Research, development and engineering expenses were $1.9 million and $1.8 million for the quarter ended June 30, 1998 and 1997, respectively. As a percentage of revenues, research, development and engineering expenses decreased during the quarter ended June 30, 1998 to 17.7% from 19.0% for the quarter ended June 30, 1997 due to increased revenues.

         Selling, General and Administrative

         Selling, general and administrative expenses were $6.3 million for the quarter ended June 30, 1998, an increase of 199.2% compared to $2.1 million for the same period in 1997. As a percentage of revenues, selling, general and administrative expenses increased during the quarter ended June 30, 1998 to 59.4% from 22.2% for the same period in 1997. This increase is primarily due to an increase in the Company's accounts receivable reserve of $3.2 million as a result of the continued uncertainty surrounding the Company's Asian and other international customer base. The increase is also attributable to additional personnel, the costs associated with being a public company and increased sales and marketing efforts.

Charge for Purchased Research and Development

         The charge for purchased research and development of $2.4 million for the quarter ended June 30, 1998 represents a one-time charge related to purchased research and development in connection with the acquisition of Innovative Data Technology. This charge relates to incomplete development projects which had not yet reached technological feasibility as of the acquisition date and had no alternate future uses.

         Interest Expense (Income)

         Net interest income was $46,000 for the quarter ended June 30, 1998. Interest expense was $147,000 for the quarter ended June 30, 1997. Upon the consummation of the Offering, a significant portion of the borrowings from Securicor was repaid. As a result, the Company's interest expense has decreased. Additionally, the Company has invested a portion of the proceeds of the Offering which has resulted in interest income.

         Income Taxes

         The Company's effective tax rate was 40.3% for the quarter ended June 30, 1997. No provision was recorded for the quarter ended June 30, 1998 given the Company's net loss.

Nine Months Ended June 30, 1998 compared to June 30, 1997


         Revenues

         Revenues increased 10.6% to $23.9 million for the nine months ended June 30, 1998 from $21.6 million for the nine months ended June 30, 1997. Equipment revenues were $16.1 million and $16.7 million for the nine months ended June 30, 1998 and 1997, respectively. A significant portion of the decrease in equipment revenues resulted from a delay in orders, primarily related to the Company's international business. Services revenues increased 59.7% to $7.8 million for the nine months ended June 30, 1998 from $4.9 million for the nine months ended June 30, 1997. This increase is mainly due to engineering services provided to one of the RBOCs and increased hardware and software maintenance contracts received during the nine months ended June 30, 1998.

         Gross Profit

         Gross profit decreased to 39.5% of revenues for the nine months ended June 30, 1998 from 44.5% for the nine months ended June 30, 1997. Gross profit related to equipment revenues increased to 50.3% for the nine months ended June 30, 1998 from 47.9% for the nine months ended June 30, 1997. The Company has a relatively high fixed cost base which is included in cost of revenues. As a result, fluctuations in revenues have a significant effect on margins. Gross profit from services revenues decreased to 17.2% for the nine months ended June 30, 1998 from 32.7% for the nine months ended June 30, 1997. This decrease is due primarily to a large engineering services project for one of the RBOCs with low margins.

         Research, Development and Engineering

         Research, development and engineering expenses were $5.8 million and $5.6 million for the nine months ended June 30, 1998 and 1997, respectively. As a percentage of revenues, research, development and engineering expenses decreased during the nine months ended June 30, 1998 to 24.1% from 25.9% for the nine months ended June 30, 1997 due to increased revenues. Research, development and engineering expenditures have remained relatively consistent between periods as the Company continues the development and enhancement of its products.

         Selling, General and Administrative

         Selling, general and administrative expenses were $13.3 million for the nine months ended June 30, 1998, an increase of 102.9% compared to $6.5 million for the same period in 1997. As a percentage of revenues, selling, general and administrative expenses increased during the nine months ended June 30, 1998 to 55.6% from 30.3% for the same period in 1997. This increase is attributable to an increase in the Company's accounts receivable reserve of $3.9 million as a result of the continued uncertainty surrounding the Company's Asian and other international customer base. In addition, the increase is attributable to additional legal costs of $600,000 related to the law suit filed by Acxiom Corporation (See Part II Item 1). The increase is also the result of additional personnel, the costs associated with being a public company and increased sales and marketing efforts.

         Charge for Purchased Research and Development

         The charge for purchased research and development of $2.4 million for the quarter ended June 30, 1998 represents a one-time charge related to purchased research and development in connection with the acquisition of Innovative Data Technology. This charge relates to incomplete development projects which had not yet reached technological feasibility as of the acquisition date and had no alternate future uses.

         Interest Expense (Income)

         Net interest income was $241,000 for the nine months ended June 30, 1998. Net interest expense was $426,000 for the nine months ended June 30, 1997. Upon the consummation of the Offering, a significant portion of the borrowings from Securicor was repaid. As a result, the Company's interest expense has decreased. Additionally, the Company has invested a portion of the proceeds of the Offering which has resulted in interest income.

         Income Taxes

         The Company's effective tax rate was 16.4% and 42.2% for the nine months ended June 30, 1998 and 1997, respectively. The effective tax rate is lower in 1998 due to the 1998 net loss.

Liquidity and Capital Resources

         Prior to the Offering, the Company had financed its operations primarily with cash generated from operations and borrowings from Securicor. In July 1997, the Company received net proceeds from the Offering of approximately $32.4 million (after deducting underwriters discounts and commissions and other offering expenses). In July 1997, the Company repaid $22.9 million in Company borrowings from Securicor. As of June 30, 1998, the Company had $2.2 million of cash and cash equivalents, $13.1 million in net trade accounts receivable, and $13.7 million of working capital.

         Net cash used in operating activities was $580,000 and $1.1 million for the nine months ended June 30, 1998 and 1997, respectively. For the nine months ended June 30, 1998, the major contributors to the net cash used in operating activities were the net loss of $9.8 million and the increase in income tax receivable of $2.2 million partially offset by amortization and depreciation of $1.4 million, provision for doubtful accounts of $4.0 million, charge for purchased research and development relating to the IDT acquisition of $2.4 million and the decrease in inventories of $1.5 million. In the nine months ended June 30, 1997, the net loss of $1.7 million, increase in inventory of $3.4 million and the decrease in accrued tax payable of $3.3 million were partially offset by amortization and depreciation of $1.1 million, a decrease in accounts receivable of $3.5 million, a decrease of other assets of $1.1 million and an increase to accounts payable of $2.0 million.

         Net cash used in investing activities relating to purchases of property and equipment was $1.8 million and $1.2 million for the nine months ended June 30, 1998 and 1997, respectively. During the nine months ended June 30, 1998, the Company acquired Innovative Data Technology for a net cash outlay (net of cash acquired) of $1,764,000 and Greendown Software Limited for a net cash outlay of $91,000.

         Net cash used in financing activities was $218,000 and $176,000 for the nine months ended June 30, 1998 and 1997, respectively.

         The Company had a $2.5 million credit facility with a bank which expired March 31, 1998. Currently, the Company does not have a line of credit and is seeking to obtain a new bank credit facility. In December 1997, the Company entered into a $1.5 million leasing arrangement to finance its purchases of capital equipment. The arrangement requires that the Company qualify for each lease based on its financial position. At August 14, 1998, approximately $1.2 million was available under this facility. Not all of the Company's capital lease obligations are financed through this arrangement.

         The Company believes that its existing cash balances and cash generated from operations will be sufficient to meet the Company's cash requirements during the next twelve months. However, depending upon profitability, the timing of its collections and other operating factors, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or on terms satisfactory to the Company.

Inflation

         To date, inflation has not had a material impact on the Company's financial condition and results of operations.

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

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of its security holders during the third quarter of fiscal 1998.

ITEM 5. OTHER INFORMATION

         On July 27, 1998, the Company announced the appointment of C. Thomas Faulders, III as Chairman.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



         (a)      Exhibits

                  10 Consultant agreement between Axiom Inc. and C. Thomas Faulders III

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  On May 27, 1998, the Company filed a Current Report on Form 8-K and an amendment thereto on Form 8-K/A on July 29, 1998 announcing under Item 2 (Acquisition or Disposition of Assets) that the Company had acquired all of the outstanding stock of Innovative Data Technology pursuant to the Agreement of Merger and Plan of Reorganization dated as of May 15, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AXIOM INC.
Dated: August 14, 1998                     By:    /s/ Andrew P. Maunder
                                                -----------------------------
                                                      Andrew P. Maunder
                                                        President and
                                                   Chief Executive Officer
                                                (Principal Executive Officer)
Dated: August 14, 1998                     By:    /s/ Mark J. Kadish
                                                -----------------------------
                                                       Mark J. Kadish
                                                   Chief Financial Officer
                                                  (Principal Financial and
                                                     Accounting Officer)