Form 10-K
period 1998-09-30
AXIOM INC
filed 1998-12-29
CIK 1037002

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             _____________________

                                   FORM 10-K

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1998
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD FROM __TO __

                         COMMISSION FILE NUMBER 0-22601

                                   AXIOM INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                 51-0356153
(State or other jurisdiction of                   (I.R.S. Employer)
incorporation or organization)                  Identification Number)

        4000 MIDLANTIC DRIVE,
            MT. LAUREL, NJ                            08054-5476
(Address of principal executive offices)              (Zip Code)

                                 (609) 866-1000
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                           Name of each exchange
               Title of each Class          on which registered
               -------------------         ---------------------
                      None                        None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, par value $.01 per share
                                (Title of class)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.__

  The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock as reported by the Nasdaq National Market ("Nasdaq") as of December 24, 1998 was $5,264,611. For purposes of making this calculation only, registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the common stock of the registrant.

  The number of outstanding shares of the registrant's Common Stock, par value $.01 per share ("the Common Stock"), on December 24, 1998 was 7,775,249.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Notice and Proxy Statement for the 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement") to be filed within 120 days after the end of the fiscal year covered by this annual report are incorporated by reference in Part III hereof.

                               TABLE OF CONTENTS


ITEM                                                                                                    PAGE
----                                                                                                    ----
                                                    PART I
 1.     Business                                                                                            3
 2.     Properties                                                                                          9
 3.     Legal Proceedings                                                                                   9
 4.     Submission of Matters to a Vote of Security Holders                                                10

                                                    PART II

 5.     Market for Registrant's Common Equity and Related Shareholder Matters                              10
 6.     Selected Financial Data                                                                            12
 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations              14
 7A.    Quantitative and Qualitative Disclosures About Market Risk                                         20
 8.     Financial Statements and Supplementary Data                                                        21
 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               42

                                                    PART III

 10.    Directors and Executive Officers of the Registrant                                                 42
 11.    Executive Compensation                                                                             43
 12.    Security Ownership of Certain Beneficial Owners and Management                                     43
 13.    Certain Relationships and Related Transactions                                                     43

                                                    PART IV

 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                                    44
        Signatures                                                                                         46

PART I

ITEM 1.  BUSINESS

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

  From time to time, the Company may publish statements which are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Such statements are generally identified by the use of forward-looking words and phrases such as "intended," "expects," "anticipates," and "is (or are) expected (or anticipated)." The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations performance development and results of the Company's business include, but are not limited to: (i) reliance on a limited number of significant customers and dependence on Sterling Series products; (ii) difficulty in predicting quarterly revenues because of long sales cycles and customer budgetary constraints; (iii) competition in the market for billing data collection and traffic management systems; (iv) rapid and unexpected changes in the telecommunications markets and technologies; (v) the success of the Company's sales and marketing strategies;
(vi) the ability of the Company to manage its growth; (vii) the ability of the Company to obtain financing for operations and growth; (viii) the ability of the Company to motivate, and retain the services of, its key management and technical personnel and continue to hire additional qualified personnel to meet the Company's evolving staffing needs; and (ix) risks related to sales to international customers, including, but not limited to, currency fluctuations, instability in financial markets and unanticipated shifts in economic policies of foreign governments.

DEVELOPMENT OF THE BUSINESS

  The Company is the successor to a corporation formed in 1967. The Company was formed as a Delaware corporation in June 1994 in connection with the acquisition of the wireline division of TeleSciences, Inc. (the "Predecessor Business"). In May 1997, the Company changed its name from Securicor Communications Inc. to Axiom Inc. Through May 1997, the Company's business was conducted through its wholly-owned subsidiary, Securicor TeleSciences Inc. ("STI"). In May 1997, STI merged into the Company. The Company completed an initial public offering of its Common Stock in July 1997 (the "Offering"). Prior to the completion of the Offering, the Company was a wholly-owned subsidiary of Securicor Communications Limited ("SCL"), a company based in the United Kingdom, and an indirect wholly-owned subsidiary of Securicor plc, a multinational company based in the United Kingdom (collectively with Securicor Communications and other wholly-owned subsidiaries, other than the Company and its subsidiary, "Securicor"). SCL currently owns approximately 44.6% of the Company's outstanding Common stock.

  Axiom provides systems for billing data collection, transaction data management, revenue assurance, fraud management and traffic management to telecommunications service providers. These systems allow telecommunications and information service providers to maximize the value of the information passing through their communication networks, providing management of customer transaction data, network performance, and the reliability of network revenues. During the twelve months ended September 30, 1998 ("fiscal 1998"), Axiom expanded its product and systems offerings, as well as its customer base, through two acquisitions.

 .  In February 1998, the Company acquired Greendown Software Ltd. ("GSL") in the
   UK, a provider of fraud management systems to telecommunications service providers. In August 1998, the Company changed the name of GSL to Axiom (Europe) Limited.

 . In May 1998, the Company acquired Innovative Data Technology ("IDT"), a company selling billing data collection systems and other related products to telecommunications service providers, primarily through strategic partnerships with companies such as Digital Equipment Corporation (now a part of Compaq Computer Corporation), IBM, Alcatel and Siemens.

  The Company is ISO9001 certified, has 182 employees and is headquartered in Mount Laurel, New Jersey. The Company also has offices in San Diego and Denver in the U.S., in Winchester in the UK, Buenos Aires in Argentina and Jakarta in Indonesia.

PRODUCTS AND RELATED SERVICES

General

  The Company's principal products are billing data collection, transaction data management systems, revenue assurance, fraud management systems and traffic management systems. The Company also provides professional engineering services for telecommunications service providers.

  The Company's billing data collection and transaction data management systems collect and normalize data from telecommunications switches that connect users of telecommunications networks. These systems provide data to applications including billing, customer care, marketing, fraud management, data warehousing, and network management. The Company's systems interface with all major switch types.

  The Company's revenue assurance and fraud management systems help ensure carriers' ability to bill accurately and completely for the services they render and guard against fraudulent use of their networks. The need for such systems is increasing as a result of the complexity in the marketplace introduced by the growing number of telecommunications carriers and their interconnections. The Company provides revenue assurance capabilities through its Sterling Fraud Management System and through certain of its Specialized Processing Modules ("SPMs") running on the Sterling Billing Mediation System.

  The Company's traffic management systems capture information on trunk usage. This information is transmitted to the customer's network planners who use the information to optimize network performance. This capability helps carriers avoid problems of too many available trunks, resulting in increased costs, and too few available trunks, resulting in disconnected calls, poor service and lost revenue.

  The Company provides professional engineering services to integrate the Company's product lines into customer networks and applications.

Billing Data Collection

  The Company offers a wide range of billing data collection (mediation) and transaction data management products that serve all major switch types with functions that extend from tape drives for electromechanical switches through real-time data collection and management systems for all advanced switch types. These systems also vary from stand-alone systems to fully-integrated, centrally managed and remotely updated systems.

The Sterling Solution

  The "Sterling Solution" is an integrated suite of transaction data collection products marketed under the Sterling name and additional products tailored for use on other platforms. The individual products that comprise the Sterling Solution are designed to work as a system; however, the Company sells each component separately so that the system can be configured to meet the exact needs of the customer.

  The core components of the Sterling Solution are the Sterling 5XX series of Data Servers and the Sterling 5000 Host Collector, each of which can be configured with a variety of SPMs. The Sterling Solution is controlled through the Company's Sterling Manager software that runs on the Sterling 5001 workstation. The Sterling Manager enables centralized, remote management of the full Sterling system including remote software upgrades for units in the field. The Sterling Solution also includes the Sterling 5410 data distribution platform and a collection of SPMs. These components of the Sterling Solution are described in further detail below.

  5XX Series. Each model of the Sterling 5XX data server series consists of a processor unit equipped with a UNIX-based operating system. The flagship product in the series, the Sterling 500, can be configured on a fully redundant basis and shares many capabilities with the Sterling 5000 described below, such as the ability to support multiple switches and run SPMs. Other data servers in the series are tailored for specific switch interfaces, are single input, and have varying degrees of processing capacity. They offer varying levels of redundancy and backup tailored to complement specific capabilities in particular switches and offer more scalability and pricing flexibility for data server technology. All data server products are compatible with a wide range of switch inputs and interface to many different local and wide area network environments.

  One example of the series is the Sterling 510, a new entry-level data server. This system is designed specifically to reach emerging and competitive markets, including Competitive Local Exchange Carriers ("CLECs") and international carriers, that generally require a single-input, low volume, data collection and processing solution. The Sterling 510 will also be applicable to larger carriers for low volume exchanges. Like all Sterling Data Servers, the Sterling 510 is a duplex, fully redundant system, and is designed to comply with industry standards for international and U.S. markets.

  Sterling 5000. The Sterling 5000 is a centralized billing data collector that collects transactional data, primarily call detail records ("CDRs"), from data servers, such as the Sterling 500, or directly from multiple telecommunications switches or other CDR generating sources. The Sterling 5000 consists of a multi-processor Hewlett-Packard Co. ("Hewlett-Packard") computer equipped with specialized software. The Sterling 5000 is equipped with specialized input interfaces which permit the unit to collect data from a wide variety of switch and server types. After the data is collected, the Sterling 5000's resident preprocessing software reformats the CDRs into a normalized format which facilitates further processing, storage or delivery to other data management systems.

  The Sterling 5000 processes the normalized CDRs through a number of applications, some of which are standard features of the Sterling 5000 and some of which are provided by SPMs that the Company sells separately.

  Sterling Manager; Sterling 5001. The Sterling Manager is a workstation equipped with a graphical-user interface ("GUI") that provides communication, command and control capabilities for a network of one or more Sterling 5000s and Sterling 5XXs. The Sterling 5001 is generally used in combination with the Company's Sterling Manager software product, which can be easily adapted to interface with additional Sterling and non-Sterling hardware and software products. With easy-to-use "point and click operation," the Sterling Manager optimizes systems control and enables remote management of data collecting, processing and distributing functions performed by equipment installed at fully automated facilities. By combining the ability to manage remote operations with the advantages of a user-friendly interface, the Company's products help its customers to control their personnel-related costs.

  Sterling 5410. The Sterling 5410 provides a UNIX-based data distribution platform designed to receive CDR data from other Sterling Solution products and perform independent data processing. The Sterling 5410 offers end users full access to that data while, at the same time, maintaining a security "firewall" between these external users and the revenue-critical billing system directly supported by other Sterling Solution products. The platform has the further advantage of being able to aggregate data from several Sterling 5000s and 5XXs by communication through a provider's own network file servers. Currently, the primary application of the Sterling 5410 permits local exchange companies ("LECs") to provide call detail data to their customers using dedicated switching facilities (generally referred to as Centrex systems). Together, as part of the overall Sterling Solution, these products provide the Company's customers with access to near-real time data for both internal and external end-users.

  Specialized Processing Modules. The Company offers purchasers of the Sterling 500 and 5000 the power to build quickly and easily their own applications by using Company-designed SPMs. SPMs are user-defined transaction processing functions for use on the Sterling Solution billing data collection products that offer a rules-based approach to building processing features. Each SPM performs a unique operation on the transaction data, but SPMs can be implemented in groups with defined interactions among the separate modules. Configurations of these groups of modules can be designed, enabled and disabled by customer personnel using a convenient graphical display, thereby reducing the need for costly and time-consuming revisions to customers' application software systems.

Traffic Management Products

  The Company provides a comprehensive traffic management system under the name Manifest(TM) (formerly Autrax 5000). This product provides telecommunications companies with real-time traffic data to quickly detect and locate exchange and network problems, strategically plan and route traffic through the network, improve the over-all quality of service and significantly reduce customer complaints. The Manifest(TM) traffic management system features a GUI-based system, compliance with the Open Database Connectivity standard, a function to permit its reports to be accessed by a web browser and an adaptive normalizer which permits greater customer flexibility ininterfacing with new switch types.

  The Company's traffic management system consists of a Hewlett-Packard-based hardware platform loaded with Company-developed software. The system collects and processes traffic information from a wide array of switch technologies, including digital, analog and cellular switches. The system interfaces directly with the switches to collect traffic data and generate maintenance reports in a standard database format. The Manifest(TM) traffic management system centralizes the raw or formatted data into database tables so that standard and customized reports can be generated. As with the Sterling Series billing data collection products, the Manifest(TM) traffic management system is fully scaleable, permitting easy upgrades to meet rising system demands.

Professional Engineering Services

  The Company's engineers assist telecommunications services providers by developing customized application programs integrating any of the Company's products into customer's networks. Services include developing user interfaces, system interfaces and network and alarm system management interfaces; custom filters to screen call data used in fraud management and other processing applications; and software for custom data handling, reformatting and report generation. The Company believes that its technology services are important in enabling its customers to fully utilize the range of the Company's products, helping new CLECs and international customer segments adapt products, and demonstrating the Company's responsiveness. Work done through professional services can also lead to feature enhancements in the Company's basic products.

NEW PRODUCTS AND SERVICES

  While most of the world's telecommunications needs are being served by the "public switched network", new telecommunications technologies are emerging. These include Asynchronous Transfer Mode ("ATM") switching and transmission technologies in addition to Internet Protocol ("IP") based technologies. As switching technology evolves, there is a greater need for mediation to assemble fragmented data into data records meaningful for billing and other business processes. The Company is currently developing, in cooperation with leading hardware and software vendors, mediation solutions for these new switching technologies.

  In the area of revenue assurance, the Company is developing a case management module for its Fraud Management System in response to the growing need for tools for prosecution and other applications among fraud management professionals.

  In conjunction with its acquisition of IDT in May 1998, the Company acquired several new billing data collection and related products previously offered by IDT, including:

  DCMD (Data Collection Mediation Device), a system designed to interface directly to local data ports (X.25, Ethernet 802.3 and RS232) to collect data in near real time or batch mode from digital telephone exchanges (wireline and wireless) or other network elements.

  LTBS (Local Toll Billing System), which provides call detail recording for electro-mechanical/analog switching systems without modification of the exchange hardware and allows upgrades of the capabilities of these older exchanges.

  MTE (Magnetic Tape Emulator System) is designed to replace magnetic tape units and tape media in the telephone company environment and provide a platform for full automation of data collection from exchange switches.

  Magnetic Tape Unit, which provides for collection of call detail records on tape for applications in which there are no data networking or teleprocessing capabilities.

  Remote Management and Monitoring System, a single point platform that provides monitoring and management of an entire data collection network consisting of MTE, DCMD, LTBS, and other SNMP devices.

  In the future, the Company will consider introducing new software applications that are compatible with its other transaction data management, fraud management, and traffic management products. The Company may also consider developing interfaces that permit its systems to transmit data from sources other than telecommunications networks, including possibly other utilities and cable television systems. There is no assurance, however, that any of these products will be successfully developed or marketed.

SUPPLY RELATIONSHIPS

  The Company purchases and licenses products and technology from a variety of providers. The Company purchases Hewlett-Packard hardware and software that is used primarily for its Sterling 5000 and traffic management product through an agreement with a major Hewlett-Packard distributor. The Company licenses the real-time operating system used in the Sterling Series from Lynx Real-Time Systems, Inc., software for its traffic management product from Informix

Software, Inc. and uses software for the Sterling 7000 fraud management system from Oracle Corp. The Company also purchases processing boards for its Sterling 5XXs and other products from Motorola, Inc. through a distributor. The Company believes its relationships with its suppliers are good and there are no issues related to obtaining product.

CUSTOMERS

    The Company has a customer base in many regions of the world. The Company's domestic U.S. customers include major telecommunications service providers such as US West, Ameritech, Southwestern Bell, MCI Worldcom and Nextlink. Both US West and Ameritech have installed the Company's systems extensively throughout their networks. Both have a combination of many Sterling data servers at central office sites and a number of Sterling 5000 host collectors at operations centers in their multi-state regions.

    Internationally, the Company's customers include Telecom Argentina, Telesp of Brazil, Bell Canada, Puerto Rico Telephone Company, CANTV in Venezuela, PT Telkom of Indonesia, Digitel in the Philippines, Cegetel in France and Cable and Wireless in Jamaica and the UK, a market where the Company's fraud management systems have been in place for many years. In many international situations, the Company works with local agents or distributors.

    The Company is adding customers from new market segments including Eastern Europe and the CLECs. Major CLECs are looking to the Company's Operations Support Systems and Billing and Customer Care.

    In the U.S., most sales are made through a direct sales force. Internationally, the Company uses a mix of direct sales staff and local distributors and/or agents. The Company also has relationships with strategic partners who generally provide a wider solution to the market. The Company's systems are then incorporated as a part of this solution. These strategic partners include:

Cisco Systems. The Company and Cisco have developed a solution for billing data collection for Cisco's ATM switch products.

Steria. Based in France, this major international systems integrator provides software solutions to a range of markets including telecommunications. The Company and Steria have partnered successfully in providing billing mediation and pre-processing solutions into both wireless and long distance telecommunications providers. Both companies are now actively marketing similar solutions to other potential customers, particularly in Europe.

Alcatel Telecom Norway. As part of the Alcatel organization, Alcatel Telecom Norway provides billing and customer care solutions around the globe. In particular, Alcatel has installed solutions in Eastern Europe which allows access to greater functionality from older electro-mechanical exchanges. Most of the technology supplied for this solution is sold by the Company through Alcatel Telecom Norway.

Digital Equipment Corporation (now part of Compaq Computer Corporation). The Company supplies its MTE and DCMD products through Digital in Brazil to telecommunications service providers there as part of a wider operations support system.

AG Communication Systems, a joint venture of Lucent Technologies and GTE, resells the Sterling Solution in domestic and international markets.

  The following tables set forth information with respect to sales to certain major customers during fiscal 1998 and the year ended September 30, 1997 ("fiscal 1997"):


                                    FISCAL 1998

                                                              PERCENTAGE OF
CUSTOMER                                    REVENUES          TOTAL REVENUES
Ameritech Corporation (1)...........        $10.1 million          33%
US West, Inc.........................       $ 9.3 million          30%

                                    FISCAL 1997

US West, Inc..........................      $13.8 million          42%
Southwestern Bell Telephone Company....     $ 3.2 million          10%
PT. Telekomunikasi, Indonesia..........     $ 3.1 million          10%
Ameritech Corporation..................     $ 2.9 million           9%

(1) The fiscal 1998 amount for Ameritech Corporation includes $1.0 million of sales to a subcontractor which was performing work for Ameritech Corporation.

BACKLOG

  The Company's backlog (firm purchase orders for products and services that have not yet been recognized as revenue) was approximately $8.5 million and $7.5 million at December 1, 1998 and December 1, 1997, respectively. Additionally, the Company had $7.2 million and $0 in the form of letters of intent at December 1, 1998 and December 1, 1997, respectively. The Company normally has a relatively small amount of product and service backlog because ongoing informal communication with its major customers generally enables the Company to anticipate orders and ship products within a relatively short time after the customer's order is received. The Company expects to be able to fill substantially all backlog existing at December 1, 1998 prior to the end of the twelve months ending September 30, 1999 ("fiscal 1999").

RESEARCH AND DEVELOPMENT

  The Company's research and development efforts are directed towards developing new products and improving existing products by incorporating new features and technologies. The Company believes that the timely development of new products and enhancements is critical to maintaining its leadership position in its current marketplace and in gaining penetration in new markets. During fiscal 1998 and 1997 and the twelve months ended September 30, 1996 (fiscal 1996"), development and engineering expenses were $8.0 million, $7.6 million and $7.0 million, respectively.

    During fiscal 1998, the Company embarked upon a rearchitecture of its core systems, principally for the Sterling Host Collector. This work is expected to enable the Company to further enhance its product offerings to its existing customer base, as well as new and multi-service providers, which will include companies using new technology such as ATM and IP. The new technology is expected to use object oriented design tools and the latest proven software tools and methods.

    Due to the nature of this rearchitecture project, the Company is capitalizing the costs of the effort required and for the fiscal year ended September 30, 1998, the total amount capitalized was $363,000. Note that those software development costs are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." No costs were capitalized in fiscal 1997. In fiscal 1999, the Company expects to capitalize approximately $3.0 million of costs under SFAS No. 86 associated with this project.

COMPETITION

  The markets for billing data collection (mediation), revenue assurance, fraud management and traffic management systems for the telecommunications service industry is highly competitive and the Company expects that further growth within the telecommunications service industry will encourage the entry of new participants into U.S. and international markets in the future. Many of the Company's current and potential competitors have significantly greater financial, technical and marketing resources than the Company.

  The Company believes that the principal basis of competition in the sale of its products is functionality, including such factors as the ability of products to provide a high degree of integrity of transaction information while efficiently performing all preprocessing and delivery functions; the ability to increase capacity and add functionality cost-effectively; the ability to provide critical data on a real-time basis; compatibility with telecommunications switches sold by a number of manufacturers; and the ability to interface effectively with a variety of billing and other applications. Other significant bases of competition include price and service.

  In the market for its billing data collection and transaction data processing solutions, the Company's competitors include: (i) large telecommunications service providers that internally develop full system products for their own use; (ii) companies, such as Ace*Comm Corporation, CGI, Inc., Comptel, ICL, Lucent and Northern Telecom, Inc., that can supply billing data collection components and systems; and (iii) vendors that supply product components or systems integration services, including Hewlett-Packard and IBM.

  In the market for its fraud management systems, the Company's competitors include: (i) large telecommunications service providers that internally develop systems for their own use; (ii) companies such as Digital Equipment Corporation and Northern Telecom that provide fraud management systems as part of a wider solution; and (iii) companies such as HNC Corporation, Dynamics Research Corporation and Applied IT who provide separate fraud solutions.

 In the market for its traffic management solutions, the Company's competitors include: (i) large telecommunications service providers that internally develop full system products for their own use; and (ii) companies such as Hewlett-Packard and Objective Systems Integrators, Inc. that provide integrated network management systems.


EMPLOYEES

  As of December 28, 1998, the Company had a total of 182 employees. At that date, the Company also engaged 11 individuals on a consulting basis. None of the Company's employees is represented by a labor union. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

  In May 1998, the Company relocated its headquarters to a 63,000 square foot facility in Mount Laurel, New Jersey for which it has signed a 10-year lease agreement with a renewal option for five additional years. The Company believes this facility is suitable and adequate for the Company's present and foreseeable future needs.

  The Company's manufacturing group is located in a nearby 34,000 square foot facility. The Company's lease on this facility expires in August 2003. This facility is well maintained, in good condition, and, in the Company's opinion, is suitable and adequate for the Company's present and foreseeable future needs.

  The Company is currently leasing a 26,000 square feet facility in San Diego, California. The lease will terminate in August 1999. This facility is the former headquarters of IDT which was acquired by the Company in May 1998 (see Note 3 of Notes to Consolidated Financial Statements). The facility is not fully utilized and the Company has reserved for its future lease obligations. The Company is attempting to sublease this facility.

  The Company also has offices in Denver in the U.S., in Winchester in the UK, Buenos Aires in Argentina and Jakarta in Indonesia.

ITEM 3.  LEGAL PROCEEDINGS

  The Company is party to various claims arising in the ordinary course of business. Although the ultimate outcome of these matters is presently not determinable, management believes that the resolution of these matters is not reasonably likely to have a material adverse effect on the Company's financial position or results of operations.

  In August 1997, Acxiom Corporation ("Acxiom") filed suit against the Company in the United States District Court for the District of Delaware alleging trademark infringement and dilution under the Lanham Act, as well as related state law causes of action. Acxiom sought a judgment against the Company enjoining any future use of the Axiom name and Axiom tradenames and future acts of unfair competition in the United States, mandating the destruction of all Company advertising and promotional material using the Axiom name and awarding treble damages in an unspecified amount because of the alleged willfulness of the Company's infringement, as well as attorneys' fees.

  On November 16, 1998, the United States District Court for the District of Delaware rendered its decision that Acxiom was entitled to an order enjoining the Company from making further use of the Axiom name and related injunctive relief. The court also concluded that Acxiom is not entitled to any money damages. The Company and Acxiom have agreed that neither will appeal the court's decision, and the Company has agreed to reimburse Acxiom for auxiliary costs in the amount of $50,000. The Company will change its name by the end of March 1999.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 1998.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

  (a) Market Information.

  The Common Stock is traded in the Nasdaq National Market under the symbol "AXIM." As a result of the Acxiom lawsuit (see Item 3 of this Form 10-K and Note 16 of Notes to Consolidated Financial Statements), the Company is required to change its name by March 31, 1999. Accordingly, the Company's symbol on the Nasdaq National Market will also change. The new Company name and Nasdaq symbol have not been determined. The following table sets forth, for the period indicated, the high and low closing sales prices per share of Common Stock as reported by Nasdaq. Regular-way trading in the Common Stock commenced in the Nasdaq National Market on July 8, 1997.

FISCAL 1998:                                            HIGH                    LOW
                                                        ----                    ---
First Quarter...................................       $15 1/8                  $4
Second Quarter..................................         6 3/8                   3 15/16
Third Quarter...................................         4 7/16                  2 3/4
Fourth Quarter..................................         3                       1 1/4

FISCAL 1997:

Fourth Quarter..................................       $14 1/2                  $9
  (from July 8, 1997)

  (b) Holders.

  As of December 24, 1998, there were approximately thirty-five record holders of the Common Stock. This figure does not reflect beneficial ownership of shares held in street or nominee name.

  (c) Dividends.

  The Company has not paid any dividends on the Common Stock in the past and does not anticipate paying dividends in the foreseeable future. The Loan and Security Agreement, dated December 7, 1998, by and between the Company and Silicon Valley Bank, prohibits the Company from paying dividends on its stock (except for dividends paid solely in shares of the Company's stock) without the consent of Silicon Valley Bank.

  (d) Recent Sales of Unregistered Securities

  On May 15, 1998, pursuant to an Agreement of Merger and Plan of Reorganization (the "Agreement of Merger and Plan of Reorganization"), by and among the Company, AV Technology, Inc., a Delaware corporation ("Technology") and a wholly-owned subsidiary of the Company, IDT, and the Shareholders of IDT (the "Shareholders"), IDT was merged into Technology in accordance with the relevant provisions of the California General Corporation Law and the Delaware General Corporation Law (the "Merger"). In connection with the Merger, the Company issued to the Shareholders, in exchange for their shares of common stock of IDT, $1.00 par value, which constituted in the aggregate all of the issued and outstanding common stock of IDT, an aggregate of 1,290,000 shares of the Common Stock. In November 1998, this number of shares was reduced by 15,056 to 1,274,944 based on certain post closing adjustments, and may be subject to further adjustment. The Company issued the shares of Common Stock to the Shareholders without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption from the registration requirements of the Securities Act contained in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA

  The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto, and the other financial information included elsewhere in this Form 10-K, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The following table summarizes selected financial data of the Company and the Predecessor Business:


                                                            AXIOM INC.
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA )

                                                                                                    PERIOD FROM       PREDECESSOR
                                                                                                    JULY 1, 1994      BUSINESS (1)
                                                          YEAR ENDED SEPTEMBER 30,                      TO            YEAR ENDED
                                              --------------------------------------------------   SEPTEMBER, 30,      JUNE 30,
STATEMENTS OF OPERATIONS DATA:                   1998          1997         1996         1995          1994              1994
                                              ----------   -----------   -----------  ----------   --------------     ------------
REVENUES:
 Unrelated third parties:
  Equipment..................................  $ 20,429       $25,049       $23,358     $18,000        $ 4,242           $13,963
  Services...................................    10,250         7,958         7,739       5,766          1,364             6,266
                                               --------       -------       -------     -------        -------           -------
                                                 30,679        33,007        31,097      23,766          5,606            20,229
 Related parties.............................        --            --         2,867       1,802             --                --
                                               --------       -------       -------     -------        -------           -------
  Total revenues.............................    30,679        33,007        33,964      25,568          5,606            20,229
                                               --------       -------       -------     -------        -------           -------

COST OF REVENUES:
 Unrelated third parties:
  Equipment..................................    11,664        13,202        11,639       9,110          2,271             8,785
  Services...................................     7,679         4,697         4,580       3,093          1,086             4,018
                                               --------       -------       -------     -------        -------           -------
                                                 19,343        17,899        16,219      12,203          3,357            12,803
 Related parties.............................        --            --         1,946       1,274             --                --
                                               --------       -------       -------     -------        -------           -------
  Total cost of revenues.....................    19,343        17,899        18,165      13,477          3,357            12,803
                                               --------       -------       -------     -------        -------           -------
  Gross profit...............................    11,336        15,108        15,799      12,091          2,249             7,426
                                               --------       -------       -------     -------        -------           -------

OPERATING EXPENSES:
 Research, development and engineering.......     8,023         7,580         7,003       5,948          1,348             5,450
 Selling, general and administrative.........    16,853         9,026         6,711       5,592          1,072             4,985
 Charge for purchased research
  and development (2).........................     2,387            --            --          --          6,700                --
                                               --------       -------       -------     -------        -------           -------
  Total operating expenses...................    27,263        16,606        13,714      11,540          9,120            10,435
                                               --------       -------       -------     -------        -------           -------
  Operating income (loss)....................   (15,927)       (1,498)        2,085         551         (6,871)          $(3,009)
                                                                                                                         =======

INTEREST (EXPENSE) INCOME
  (includes related party)...................       232          (327)         (514)       (112)            (9)
OTHER INCOME.................................        16             1           430         148             66
EQUITY IN LOSS OF INVESTEE...................        --            --           (18)       (494)            --
GAIN ON SALE OF INVESTMENT...................        --            --         2,061          --             --
                                               --------       -------       -------     -------        -------
  Income (loss) before income taxes..........   (15,679)       (1,824)        4,044          93         (6,814)
INCOME TAX (EXPENSE) BENEFIT.................        --           645        (1,543)        (35)         2,716
                                               --------       -------       -------     -------        -------
NET INCOME (LOSS)............................  $(15,679)      $(1,179)      $ 2,501     $    58        $(4,098)
                                               ========       =======       =======     =======        =======
BASIC AND DILUTED NET INCOME
  (LOSS) PER COMMON SHARE....................  $  (2.25)      $ (0.28)      $  0.72     $  0.02        $ (1.18)
                                               ========       =======       =======     =======        =======
SHARES USED IN COMPUTING
  BASIC AND DILUTED NET INCOME
  (LOSS) PER COMMON SHARE....................     6,960         4,144         3,477       3,477          3,477
                                               ========       =======       =======     =======        =======

                                                                              AXIOM INC.
                                                                            (IN THOUSANDS)                            PREDECESSOR
                                                                             SEPTEMBER 30,                            BUSINESS (1)
                                                ------------------------------------------------------------------     JUNE 30,
                                                 1998          1997          1996            1995           1994         1994
                                                -------      --------       -------        -------         -------    ------------
BALANCE SHEET DATA:
Cash and cash equivalents                       $ 1,093       $ 7,206       $ 3,326        $ 1,449         $   225        $   --
Total assets                                     29,799        37,023        30,336         21,849          15,302         9,027
Working capital, excluding
 obligations to Securicor and affiliates (3)     10,344        23,925        14,698          6,671           1,742           330
Obligations to Securicor and affiliates (3)          64           183        23,291         18,461          12,603            --
Long-term debt                                      499            --           147             --              --            --
Stockholders' equity (deficit) (3)               18,831        29,687        (1,539)        (4,040)         (4,098)        2,330
---------------------------------------------------

(1) The statement of operations and balance sheet data presented for the Predecessor Business represent the information for the Wireline Division of TeleSciences, Inc. The Predecessor Business data excludes any intercompany information with its former owner.
(2) Purchased research and development of $2,387 in fiscal 1998 represents a one-time charge for in-process research and development which was purchased in the acquisition of IDT by the Company on May 15, 1998. The acquisition was accounted for under the purchase method of accounting. Purchased research and development of $6,700 in fiscal 1994 represents a one-time charge for in-process research and development which was purchased in the acquisition of the Predecessor Business by the Company on July 1, 1994. The acquisition was accounted for under the purchase method of accounting.
(3) The Company's acquisition of the Predecessor Business and other financing requirements through the date of the Offering have been primarily funded from borrowings from Securicor rather than equity investment. These borrowings are classified as obligations to Securicor and affiliates. Additionally, these borrowings were substantially repaid with the proceeds from the Company's intial public offering of its Common Stock, completed in July 1997 (the "Offering").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company's principal products are billing data collection, transaction data management, revenue assurance, fraud management systems and traffic management systems. The Company also provides professional engineering services for telecommunications service providers.

  The Company's billing data collection and transaction data management systems collect and normalize data from telecommunications switches that connect users of telecommunications networks. They provide data to applications including billing, customer care, marketing, fraud management, data warehousing, and network management applications. The Company's systems interface with all major switch types.

  The revenue assurance and fraud management systems help ensure carriers' ability to bill accurately and completely for the services they render and guard against fraudulent use of their networks. The need for such systems is increasing as a result of the complexity in the marketplace introduced by the growing number of telecommunications carriers and their interconnections. The Company provides revenue assurance capabilities through its Sterling Fraud Management System and in SPMs running on the Sterling Billing Mediation System.

  The Company's traffic management systems capture information on trunk usage. This information is transmitted to the customer's network planners who use the information to optimize network performance. This capability helps carriers avoid problems of too many available trunks, resulting in increased costs, and too few available trunks, resulting in disconnected calls, poor service and lost revenue.

  The Company provides professional engineering services to integrate the Company's product lines into customer networks and applications.

  During fiscal 1998, the Company expanded its product and systems offerings, as well as its customer base, through two acquisitions.

 .  In February 1998, the Company acquired Greendown Software Ltd. ("GSL") in the
   UK, a provider of fraud management systems to telecommunications service providers. In August 1998, the Company changed the name of GSL to Axiom (Europe) Limited.

 . In May 1998, the Company acquired Innovative Data Technology ("IDT"), a company selling billing data collection systems and other related products to telecommunications service providers, primarily through strategic partnerships with companies such as Digital Equipment Corporation (now a part of Compaq Computer Corporation), IBM, Alcatel and Siemens.

  A significant portion of the Company's revenues have been, and are expected to continue to be, derived from substantial orders placed by large organizations, and in particular three Regional Bell Operating Companies ("RBOCs"). Aggregate revenues from U S West, Inc. , Southwestern Bell Telephone Company and Ameritech Corporation accounted for 65.2%, 60.2% and 61.6% of the Company's total revenues for fiscal 1998, 1997 and 1996, respectively. During fiscal 1997, an additional 9.5% of the Company's revenues was attributable to sales to PT Telekomunikasi, Indonesia. During fiscal 1996, 9.4% of the Company's revenues was attributable to sales to Puerto Rico Telephone Co.

  Domestic revenues are typically generated under cancelable general purchase agreements which provide for the continuing supply of products and services over future years. Pricing is based upon the volume of products ordered. Internationally, the Company typically enters into long-term contracts for the delivery of turn-key systems which include products and services. All sales arrangements with international customers are denominated in U.S. dollars. Since the acquisition of Axiom (Europe) Limited in February 1998, its sales are denominated in pounds Sterling. However, this activity has been insignificant to date. The Company's revenues are difficult to forecast because the purchase of its systems generally involves a significant commitment of capital and management time, which generally results in lengthy sales cycles.

  Quarterly revenues are subject to substantial fluctuations due primarily to the Company's concentration of customers and the timing of orders received. The timing of orders is, in part, dependent on the timing of the Company's customers' annual budget process. Prior to fiscal 1998, the Company's first and second fiscal quarters have generated a lower level of revenues compared to the Company's third and fourth fiscal quarters, by which time the Company's customers have typically approved their budgets. Historically, product and service backlog has been a relatively small amount and the majority is fulfilled within three months. Because of its close links to, and ongoing communications with, its customers, the Company generally is able to plan for product demand and, when the order is received, ship its products within a relatively short time period thereafter.

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

    Research, development and engineering expenses consist of payroll and related expenses and other costs associated with the design and development of the Company's products. The majority of these costs are charged to expense as incurred. During fiscal 1998, the Company embarked upon a rearchitecture of its core systems, principally for the Sterling Host Collector. This work will enable the Company to further enhance its product offerings to its existing customer base, as well as new and multi-service providers, which will include companies using new technology such as ATM and IP. The new technology will use object oriented design tools and the latest proven software tools and methods. Due to the nature of this rearchitecture project, the Company is capitalizing the costs of the effort required and for the fiscal year ended September 30, 1998, the total amount capitalized was $363,000. Note that these software development costs are accounted for under SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." No costs were capitalized in fiscal 1997. In fiscal 1999, the Company expects to capitalize approximately $3.0 million of costs under SFAS No. 86 associated with this project.

    Selling, general and administrative expenses consist of costs to support the Company's sales, marketing and administrative functions. Included within these costs are payroll and related expenses, supplies, travel, outside services, as well as the cost of the Company's participation in trade shows, industry conferences and related travel and promotional costs.

    Certain prior year amounts have been reclassified to conform with current year presentation.

RESULTS OF OPERATIONS

Fiscal 1998 Compared to Fiscal 1997

    Revenues

    Revenues decreased 7.1% from $33.0 million in fiscal 1997 to $30.1 million in fiscal 1998. Equipment revenues decreased 18.4% from $25.0 million in fiscal 1997 to $20.4 million in fiscal 1998. This decrease resulted primarily from the economic instability related to the Company's international business. Services revenues increased 28.8% from $8.0 million in fiscal 1997 to $10.3 million in fiscal 1998 primarily due to certain engineering services provided to one of the RBOCs.

    Gross Profit

    Gross profit was 37.0% of revenues in fiscal 1998, reflecting a decrease from 45.8% of revenues in fiscal 1997. Gross profit related to equipment revenues was 42.9% in fiscal 1998 and 47.3% in fiscal 1997. The decrease in equipment gross margin was due to the Company's fixed cost base and the decrease in equipment revenues. Gross profit related to service revenues was 25.1% and 41.0% in fiscal 1998 and fiscal 1997, respectively. The decrease in gross profit related to service revenues was affected by an engineering service project at a lower than normal margin.

    Research, Development and Engineering

    Research, development and engineering expenses increased 5.8% from $7.6 million in fiscal 1997 to $8.0 million in fiscal 1998 and increased as a percentage of revenues from 23.0% in fiscal 1997 to 26.2% in fiscal 1998. The increase resulted primarily from the addition of engineering staff and subcontractors to support the increasing development requirements and demanding timetables of the Company's customers.

  Selling, General and Administrative

  Selling, general and administrative expenses increased 86.7% from $9.0 million in fiscal 1997 to $16.9 million in fiscal 1998. As a percentage of revenues, selling, general and administrative expenses increased from 27.3% in fiscal 1997 to 54.9% in fiscal 1998. This increase is largely attributable to an increase in the Company's accounts receivable reserve of $4.0 million as a result of the continued uncertainty surrounding the Company's Asian and other international customer base. In addition, the increase is attributable to legal costs of $600,000 related to the lawsuit filed by Acxiom (see Item 3 of this Form 10-K and Note 16 of Notes to Consolidated Financial Statements). The increase is also the result of additional personnel brought on earlier in fiscal 1998, increased sales and marketing efforts and the costs associated with being a public company.

  Charge for Purchased Research and Development

  The charge for purchased research and development of $2.4 million for the year ended September 30, 1998 represents a one-time charge related to purchased research and development in connection with the acquisition of IDT. This charge relates to incomplete development projects which had not yet reached technological feasibility as of the acquisition date and had no alternate future uses.

  Interest Income and Expense

  Net interest income was $232,000 in fiscal 1998. Net interest expense was $327,000 in fiscal 1997. Interest expense has decreased as a result of the repayment of the Company's outstanding borrowings from Securicor with the proceeds of the Offering. Interest income is the result of the investment of the cash proceeds from the Company's initial public offering in July 1997.

  Income Taxes

  Due to continued losses throughout 1998, the Company did not record an income tax benefit during fiscal 1998. However, as of September 30, 1998, the Company has recorded net deferred tax assets of $2,718,000. Based on an assessment of the Company's taxable earnings history and expected future taxable income, management has determined that it is more likely than not that the net deferred tax assets will be realized in future periods. The Company may be required to provide an additional valuation allowance for this asset in the future if it does not generate sufficient taxable income as planned. Additionally, the ultimate realization of this asset could be negatively impacted by market conditions and other variables not known or anticipated at this time.

  The Company's effective tax rate was 35.4% for fiscal 1997. An income tax benefit of $645,000 was recorded in fiscal 1997.

Fiscal 1997 Compared to Fiscal 1996

  Revenues

  All revenues during fiscal 1997 were revenues attributable to unrelated third parties ("Third-party Revenues"). Third-party Revenues increased by 6.1% from $31.1 million in fiscal 1996 to $33.0 million in fiscal 1997. Equipment revenues increased 7.2% from $23.4 million in fiscal 1996 to $25.0 million in fiscal 1997. This increase resulted primarily from the addition of several new customers in Asia and Europe. Services revenues increased 2.8% from $7.7 million in fiscal 1996 to $8.0 million in fiscal 1997. This increase is mainly due to increased system installation services during the year. Additionally, the Company generated $1.2 million and $792,000 of Third-party Revenues in fiscal 1997 and fiscal 1996, respectively, related to sales of an affiliate's products which are not expected to recur in the future. See Note 13 of Notes to Consolidated Financial Statements. For fiscal 1996, the Company recognized $2.3 million of one-time related-party revenues attributable to sales to a Securicor affiliate. The remaining $544,000 of related-party revenues for fiscal 1996 are from the sale of equipment to an entity in which the Company had an equity investment from January 1995 to May 1996. See Note 13 of Notes to Consolidated Financial Statements.

  Gross Profit

  Gross profit was 45.8% of Third-party Revenues in fiscal 1997, reflecting a decrease from 47.8% of such revenues in fiscal 1996. Gross profit related to equipment revenues was 47.3% in fiscal 1997 and 50.2% in fiscal 1996. Gross profit was 41.0% of services revenues in fiscal 1997 and 40.8% of such revenues in fiscal 1996. The decrease in gross profit as a percentage of Third-party Revenues and of equipment revenues is primarily due to increases in fixed costs incurred in order to support the Company's growing customer base. The Company has a relatively high fixed cost base which is included in cost of revenues. As a result, fluctuations in revenues have a significant effect on margins. The increase in gross profit related to services revenues is attributable to the benefit of spreading higher revenues over the Company's fixed cost base. Total gross profit as a percentage of total revenues was 45.8% for fiscal 1997 and 46.5% in fiscal 1996.

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

  Selling, General and Administrative

  Selling, general and administrative expenses increased 34.5% from $6.7 million in fiscal 1996 to $9.0 million in fiscal 1997. As a percentage of Third-party Revenues, selling, general and administrative expenses increased from 21.6% in fiscal 1996 to 27.3% in fiscal 1997. The increase resulted primarily from the addition of staff in the marketing and sales departments of the Company. The increase in marketing and sales staff was a result of the Company's increased focus on developing new markets and expanding existing markets for the Company's products.

  Interest Income and Expense

  Interest expense in fiscal 1997 and fiscal 1996 was $327,000 and $514,000, respectively. This decrease resulted from the repayment of the Company's outstanding borrowings from Securicor with the proceeds of the Offering.

  Other Income

  Other income decreased from $430,000 in fiscal 1996 to $1,000 in fiscal 1997. A litigation settlement gain of $350,000 was recognized in the first quarter of fiscal 1996.

  Equity In Loss of Investee

  The Company recorded a $18,000 loss in fiscal 1996 as a result of its investment in Metapath Corporation which was accounted for under the equity method. This investment was sold in May 1996 and resulted in a gain on sale of this investment of $2,061,000. See Note 13 of Notes to Consolidated Financial Statements.

  Gain On Sale of Investment

  In May 1996, the Company sold its interest in Metapath Corporation in which it had made an initial investment of $512,000. A gain of $2,061,000 was reported related to this sale. See Note 13 of Notes to Consolidated Financial Statements.

  Income Taxes

  The Company's effective tax rate was 35.4% for fiscal 1997 and was 38.2% for fiscal 1996. An income tax benefit was recorded in fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

  The Company completed the Offering in July 1997. Prior to the Offering, the Company financed its operations primarily with cash generated from operations and borrowings from Securicor. In July 1997, the Company realized net proceeds from the Offering of approximately $32.4 million (after deducting underwriters' discounts and commissions and other offering expenses). In August 1997, the Company repaid $28.5 million in Company borrowings from Securicor. As of September 30, 1998, the Company had $1.1 million of cash, $11.3 million in net trade accounts receivable and $10.3 million of working capital.

  Net cash used in operating activities was $2.0 million, $3.7 million and $4.1 in fiscal 1998, 1997 and 1996, respectively. In fiscal 1998, the net loss of $15.7 million, offset by $8.5 million in non-cash charges, a $2.1 million decrease in accounts receivable, a $1.8 million decrease in inventories and a $1.7 million increase in accounts payable were the primary reasons for the $2.0 million used in operating activities. In fiscal 1997, the net loss, an increase in inventories of $4.2 million, a decrease in accrued tax payable of $2.3 million and a decrease of $655,000 in other accrued expenses were only partially offset by $1.5 million decrease in accounts receivable and a $764,000 increase in accounts payable. In fiscal 1996, increases in accounts receivable of $8.3 million were only partially offset by the cash provided by the sum of net income, adjusted for $158,000 in non-cash charges, and a $1.1 million increase in accrued tax payable.

  Net cash used in investing activities was $3.7 million and $1.5 million in fiscal 1998 and 1997, respectively. Net cash provided by investing activities was $1.2 million in fiscal 1996. In fiscal 1998, 1997 and 1996, purchases of property and equipment were $1.9 million, $1.5 million and $818,000, respectively. In fiscal 1998, the Company used $1.9 million in cash to acquire IDT and GSL. In fiscal 1996, the cash provided was the result of the Company completing a sale of an investment.

  Net cash used in financing activities was $372,000 in fiscal 1998 primarily as a result of the repayment of the Company's long-term debt. Net cash provided by financing activities was $9.1 million and $4.7 million in fiscal 1997 and fiscal 1996, respectively. In fiscal 1997, the net cash provided by financing activities resulted primarily from the proceeds of the Offering after repayment of outstanding borrowings from Securicor. In fiscal 1996, the net cash provided by financing activities resulted primarily from funding which the Company received from Securicor.

  As discussed above, as of September 30, 1998, the Company had $1.1 million of cash, incurred a significant net loss and utilized $2.0 million in operating activities in fiscal 1998. As a result, on December 7, 1998, the Company entered into an agreement with Silicon Valley Bank to establish a $5,000,000 line of credit which the Company anticipates using to meet short-term borrowing requirements. The amount available under the line of credit will be based upon a percentage of eligible accounts receivable, as defined. Interest will be charged at Silicon Valley Bank's prime rate plus 1%. Borrowings under the agreement are secured by an interest in substantially all of the Company's assets and require the Company to comply with specified financial and nonfinancial covenants.

  The Company believes that its existing cash balances, cash generated from operations and borrowings under its line of credit will be sufficient to meet the Company's cash requirements into fiscal 2000. However, depending upon profitability, its rate of growth and the timing of its collections and other operating factors, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or, if available, on terms satisfactory to the Company.

Year 2000 Readiness Disclosure

Background

  In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This is generally referred to as the Year 2000 issue. If this situation occurs, the potential exists for computer system failures or miscalculations by computer programs, which could disrupt operations.

Approach

  The Company has established a group to coordinate the Company's response to the Year 2000 issue, both as to its internal systems and as to its products. This group includes the Company's Vice President - Operations Support, Director of Quality, Director of Product Line Management, Manager of Engineering Operations, Purchasing Manager and Manager of Information Technology, as well as support staff. The Company is in the process of implementing a Year 2000 compliance program consisting of the following: (i) compiling a list of internal information technology ("IT") and non-IT systems, as well as Company products, that may require adaptation, remediation or replacement with respect to the Year 2000 issue; (ii) identifying and prioritizing critical systems and products from the list compiled in part (i) and making inquiries of third parties with whom the Company does significant business (i.e., vendors and service providers) as to the state of their Year 2000 readiness; (iii) analyzing critical systems and products to determine which systems or products are not Year 2000 compliant and evaluating the costs of adapting, repairing or replacing those systems; and (iv) adapting, repairing or replacing noncompliant systems or products and testing of the adapted, repaired or replaced systems.

    The Company intends to complete the above process and to be Year 2000 compliant in all material respects by mid-1999. The Company has not yet formulated contingency plans for use if such goal is not met.

Status

    The Company believes that all of its internal systems are currently Year 2000 compliant or will be Year 2000 compliant by mid-1999. It has recently replaced the hardware and software comprising its internal business systems and has successfully tested the new systems for Year 2000 compliance.

    The Company believes that its internal telephone system is Year 2000 compliant. The Company expects to complete Year 2000 compliance testing on the telephone system by March 1999. The Company does not expect that there will be a material cost to the Company in the event that software must be upgraded.

    The Company believes that the products which will be supported beyond the year 2000 are currently Year 2000 compliant. It continues to test all such products on an ongoing basis. Certain products sold by the Company in the past that have been discontinued are not Year 2000 compliant. Most customers of these products have been notified of such noncompliance. The Company does not intend to repair or replace such products. The Company does not expect any of such customers to assert that the Company has an obligation to repair or replace such products, but there can be no assurance that such an assertion will not be made.

Costs

    The total cost to the Company of making its systems Year 2000 compliant is currently estimated to be less than $500,000, of which the Company has already incurred approximately $250,000. The cost for replacement of the equipment and software will be capitalized and depreciated over their respective expected useful lives. The Company will recognize a loss currently for any undepreciated balance of existing hardware or software to the extent they are replaced. This loss is included in the above cost estimate. Furthermore, all costs related to software modification, as well as all costs associated with the Company's administration of its Year 2000 project, are being expensed as incurred and are likewise included in the cost estimate above.

Risks Associated with the Year 2000 Problem

    The Company utilizes computer systems in many aspects of its business. As noted, the Company's critical systems are Year 2000 compliant, or are expected to be so no later than mid-1999.

    The Company is also exposed to the risk that one or more of its vendors or service providers could experience Year 2000 problems that impact the ability of such vendor or service provider to provide goods and services. Though this is not considered as significant a risk with respect to the suppliers of goods, due to the availability of alternative suppliers, the disruption of certain services, such as utilities, could, depending upon the nature and extent of the disruption, have a material adverse impact on the Company's operations. The Company is in the process of contacting all vendors and suppliers with whom the Company has a material relationship to determine whether they will be sufficiently Year 2000 compliant so as not to cause any material adverse effect on the Company. To date, the Company is not aware of any vendor or service provider Year 2000 issue that management believes would have a material adverse impact on the Company's operations. However, the Company has no means of guaranteeing that its vendors or service providers will be Year 2000 ready. The inability of vendors or service providers to complete their Year 2000 resolution process in a timely fashion could have a material adverse impact on the Company. The effect of non-compliance by vendors or service providers is not determinable at this time.

    Widespread disruptions in the national or international economy, including disruptions affecting the financial markets, resulting fromYear 2000 issues or in certain industries, such as disruptions affecting the financial industry and commercial or investment banks, could also have a material adverse impact on the Company. The likelihood and effect of such disruptions is not determinable at this time.

INFLATION

      To date, inflation has not had a material impact on the Company's financial condition and results of operations.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

      The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of September 30, 1998, the Company's investments consisted of a money market account and an overnight repurchase agreement. The Company does not expect any material loss with respect to its investment portfolio.

FOREIGN CURRENCY RISK

      The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers are denominated in U.S. dollars. Since the acquisition of Axiom (Europe) Limited in February 1998, its sales are denominated in pounds Sterling. However, this activity has been insignificant to date.

      Through its subsidiary, Axiom (Europe) Limited, the Company has limited operations in the United Kingdom. Due to this limited activity, the Company does not expect any material loss with respect to foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                 PAGE
                                                                                                                 ----
CONSOLIDATED FINANCIAL STATEMENTS OF AXIOM INC. AND SUBSIDIARIES:
Report of Independent Public Accountants...................................................................       22
Consolidated Balance Sheets................................................................................       23
Consolidated Statements of Operations......................................................................       24
Consolidated Statements of Stockholders' Equity (Deficit)..................................................       25
Consolidated Statements of Cash Flows......................................................................       26
Notes to Consolidated Financial Statements.................................................................       27
Schedule II-Valuation and Qualifying Accounts..............................................................       42

  All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Axiom Inc.:

  We have audited the accompanying consolidated balance sheets of Axiom Inc. and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 1998. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axiom Inc. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to the Consolidated Financial Statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             /s/ ARTHUR ANDERSEN LLP


Philadelphia, PA
November 17, 1998

                          AXIOM INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                         September 30,
                                                                                       --------------------------------------------
                                                                                             1998                        1997
                                                                                       -----------------           ----------------
                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............................................................     $  1,093                     $ 7,206
  Accounts receivable, net of allowance
     for doubtful accounts of $3,985 and $100..........................................       11,325                      14,241
  Inventories..........................................................................        6,561                       7,374
  Deferred tax assets..................................................................          436                         630
  Income tax receivable................................................................          722                         968
  Other................................................................................          392                         473
                                                                                            --------                     -------
     Total current assets..............................................................       20,529                      30,892
                                                                                            --------                     -------

PROPERTY AND EQUIPMENT:
  Computer hardware and software.......................................................        4,354                       3,229
  Production and test equipment........................................................        3,016                       1,995
  Furniture, fixtures and leasehold improvements.......................................        1,636                         553
                                                                                            --------                     -------
                                                                                               9,006                       5,777
  Less--Accumulated depreciation and amortization......................................       (4,569)                     (2,785)
                                                                                            --------                     -------
     Net property and equipment........................................................        4,437                       2,992
DEFERRED TAX ASSETS....................................................................        2,502                       2,704
RESTRICTED CASH........................................................................          548                          --
OTHER ASSETS...........................................................................          334                         267
SOFTWARE DEVELOPMENT COSTS.............................................................          363                          --
INTANGIBLE ASSETS, net.................................................................        1,086                         168
                                                                                            --------                     -------
                                                                                            $ 29,799                     $37,023
                                                                                            ========                     =======

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt....................................................     $    330                     $   147
  Obligations to Securicor and affiliates..............................................           64                         183
  Accounts payable.....................................................................        4,930                       3,057
  Accrued compensation and related benefits............................................        1,085                       1,066
  Accrued agent commissions............................................................          353                         638
  Other accrued expenses...............................................................        1,885                         646
  Deferred revenues....................................................................        1,602                       1,413
                                                                                            --------                     -------
     Total current liabilities                                                                10,249                       7,150
                                                                                            --------                     -------

LONG-TERM LIABILITIES:
  Deferred tax liabilities.............................................................          220                         186
  Long-term debt.......................................................................          499                          --
                                                                                            --------                     -------
     Total long-term liabilities.......................................................          719                         186
                                                                                            --------                     -------

COOMMITMENTS AND CONTINGENCIES (NOTE 16)

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares
   issued and outstanding..............................................................           --                          --
  Common stock, $0.01 par value, 25,000,000 shares authorized, 7,790,305 and 6,466,900
   shares issued and outstanding.......................................................           78                          65
  Additional paid-in capital...........................................................       37,156                      32,340
  Accumulated deficit..................................................................      (18,397)                     (2,718)
  Cumulative translation adjustment....................................................           (6)                         --
                                                                                            --------                     -------
     Total stockholders' equity........................................................       18,831                      29,687
                                                                                            --------                     -------
                                                                                            $ 29,799                     $37,023
                                                                                            ========                     =======

       The accompanying notes are an integral part of these statements.

                          AXIOM INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        YEAR ENDED SEPTEMBER 30,
                                                       ---------------------------------------------------------
                                                          1998                   1997                    1996
                                                       ----------            -----------             -----------
REVENUES:
  Unrelated third parties:
     Equipment................................           $ 20,429              $25,049                  $23,358
     Services.................................             10,250                7,958                    7,739
                                                         --------              -------                  -------
                                                           30,679               33,007                   31,097
  Related parties.............................                 --                   --                    2,867
                                                         --------              -------                  -------
     Total revenues...........................             30,679               33,007                   33,964
                                                         --------              -------                  -------
COST OF REVENUES:
  Unrelated third parties:
     Equipment................................             11,664               13,202                   11,639
     Services.................................              7,679                4,697                    4,580
                                                         --------              -------                  -------
                                                           19,343               17,899                   16,219
  Related parties.............................                 --                   --                    1,946
                                                         --------              -------                  -------
     Total cost of revenues...................             19,343               17,899                   18,165
                                                         --------              -------                  -------
     Gross profit.............................             11,336               15,108                   15,799
                                                         --------              -------                  -------
OPERATING EXPENSES:
  Research, development and engineering.......              8,023                7,580                    7,003
  Selling, general and administrative.........             16,853                9,026                    6,711
  Charge for purchased research and
   development................................              2,387                   --                       --
                                                         --------              -------                  -------
     Total operating expenses.................             27,263               16,606                   13,714
                                                         --------              -------                  -------
     Operating income (loss)..................            (15,927)              (1,498)                   2,085

INTEREST (EXPENSE) INCOME, net
  (including related party)...................                232                 (327)                    (514)
OTHER INCOME..................................                 16                    1                      430
EQUITY IN LOSS OF INVESTEE....................                 --                   --                      (18)
GAIN ON SALE OF INVESTMENT....................                 --                   --                    2,061
                                                         --------              -------                  -------
  Income (loss) before income taxes...........            (15,679)              (1,824)                   4,044
INCOME TAX (EXPENSE) BENEFIT..................                 --                  645                   (1,543)
                                                         --------              -------                  -------
NET INCOME (LOSS).............................            (15,679)              (1,179)                   2,501
                                                         ========              =======                  =======
NET INCOME (LOSS) PER COMMON SHARE............           $  (2.25)             $ (0.28)                 $  0.72
                                                         ========              =======                  =======
SHARES USED IN COMPUTING BASIC AND DILUTED
 NET INCOME (LOSS) PER COMMON SHARE...........              6,960                4,144                    3,477
                                                         ========              =======                  =======

       The accompanying notes are an integral part of these statements.

                          AXIOM INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                                (IN THOUSANDS)

                                                                     ADDITIONAL                     CUMULATIVE
                                                         COMMON       PAID-IN       ACCUMULATED     TRANSLATION
                                                          STOCK       CAPITAL         DEFICIT       ADJUSTMENTS          TOTAL
                                                         ------      ----------     -----------     -----------         --------
BALANCE, SEPTEMBER 30, 1995........................       $--         $    --        $ (4,040)          $--             $ (4,040)
  Net income.......................................        --              --           2,501            --                2,501
                                                          ---         -------        --------           ---             --------
BALANCE, SEPTEMBER 30, 1996........................        --              --          (1,539)           --               (1,539)
  Stock split and initial public offering,
   net of expenses.................................        65          32,340              --            --               32,405
  Net loss.........................................        --              --          (1,179)           --               (1,179)
                                                          ---         -------        --------           ---             --------
BALANCE, SEPTEMBER 30, 1997........................        65          32,340          (2,718)           --               29,687
  Issuance of Common Stock under employee
   Stock purchase plan.............................        --              43              --            --                   43
  Issuance of Common Stock in connection with
   Acquisition of Innovative Data Technology.......        13           4,773              --            --                4,786
  Cumulation translation adjustments...............        --              --              --            (6)                  (6)
  Net loss.........................................        --              --         (15,679)           --              (15,679)
                                                          ---         -------        --------           ---             --------
BALANCE, SEPTEMBER 30, 1998........................       $78         $37,156        $(18,397)          $(6)            $ 18,831
                                                          ===         =======        ========           ===             ========

       The accompanying notes are an integral part of these statements.


                                                       AXIOM INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (IN THOUSANDS)


                                                                                         YEAR ENDED SEPTEMBER 30,
                                                                               -----------------------------------------------
                                                                                  1998               1997              1996
                                                                               ----------          ---------         ---------
OPERATING ACTIVITIES:
Net income (loss).......................................................         $(15,679)         $ (1,179)          $ 2,501
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization...........................................            2,020             1,465             1,885
Provision for doubtful accounts.........................................            4,048                --                --
Charge for purchased research and development...........................            2,387                --                --
Equity in loss of investee..............................................               --                --                18
Gain on sale of investment..............................................               --                --            (2,061)
Changes in assets and liabilities, net-
  Decrease (increase) in-
    Accounts receivable.................................................            2,095             1,499            (8,346)
    Inventories.........................................................            1,749            (4,207)            1,077
    Other current assets................................................              180              (119)              162
    Other assets........................................................             (963)              940               (68)
    Deferred taxes......................................................              430               203                (1)
    Income tax receivable...............................................              246                --                --
  Increase (decrease) in-
    Accounts payable....................................................            1,708               764               (39)
    Accrued compensation and related benefits...........................               19              (140)               27
    Accrued agent commissions...........................................             (285)             (168)             (310)
    Other accrued expenses..............................................              112              (655)              402
    Accrued tax payable.................................................               --            (2,316)            1,148
    Deferred revenues...................................................              (60)              181              (452)
                                                                                 --------          --------           -------
    Net cash used in operating activities...............................           (1,993)           (3,732)           (4,057)
                                                                                 --------          --------           -------
INVESTING ACTIVITIES:
Purchases of property and equipment.....................................           (1,883)           (1,500)             (818)
Sale of investment......................................................               --                --             2,061
Cash paid for acquisitions, net.........................................           (1,859)               --                --
                                                                                 --------          --------           -------
    Net cash provided by (used in) investing activities.................           (3,742)           (1,500)            1,243
                                                                                 --------          --------           -------
FINANCING ACTIVITIES:
Proceeds from the issuance of common stock under the
  employee stock purchase plan..........................................               43                --                --
Proceeds from sale of common stock......................................               --            32,405                --
Payments on long-term debt..............................................             (296)             (185)             (139)
Advances on obligations to Securicor and affiliates.....................              510             5,388            12,743
Repayment on obligations to Securicor and affiliates....................             (629)          (28,496)           (7,913)
                                                                                 --------          --------           -------
Net cash provided by (used in) financing activities.....................             (372)            9,112             4,691
                                                                                 --------          --------           -------
Effect of exchange rate changes on cash.................................               (6)               --                --
                                                                                 --------          --------           -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS....................           (6,113)            3,880             1,877
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR............................            7,206             3,326             1,449
                                                                                 --------          --------           -------
CASH AND CASH EQUIVALENTS, END OF YEAR..................................         $  1,093          $  7,206           $ 3,326
                                                                                 ========          ========           =======


       The accompanying notes are an integral part of these statements.

                          AXIOM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND:

THE COMPANY

  Axiom Inc. (the "Company"), a Delaware corporation, changed its name from Securicor Communications Inc. in May 1997. Through May 1997, the Company's business was conducted through its wholly-owned subsidiary, Securicor TeleSciences Inc. ("STI"). On that date, STI merged into the Company. Prior to May 1998, the Company was a majority-owned subsidiary of Securicor Communications Limited ("SCL"), an entity organized under the laws of the United Kingdom and a wholly-owned subsidiary of Securicor plc ("Securicor"), a company organized under the laws of the United Kingdom. As the merger represented a transaction between entities under common control, the net assets of STI were transferred at net book value. SCL's capital contribution was $100. As the financial statements are presented in "thousands," no amounts are presented in Common Stock and additional paid-in capital at September 30, 1996. Prior to the completion of the Company's initial public offering, Securicor provided the financing requirements for the Company through advances (See Note 8). SCL currently owns 44.6% of the Company's outstanding Common Stock.

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

  On July 8, 1997, the Company completed its initial public offering of 2,600,000 shares of Common Stock at a price of $12.00 per share. The Company received net cash proceeds of approximately $28,053,000 from the public offering. In addition, on August 6, 1997, the underwriters exercised their over allotment option to acquire 390,000 shares of Common Stock at a price of $12.00 per share. The Company received net cash proceeds of approximately $4,352,000. Collectively, both transactions are herein referred to as the "Offering".

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

  For the purposes of the Statements of Cash Flows, the Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include investments in various money market funds.

RESTRICTED CASH

  Restricted cash consists of funds to support a standby letter of credit required under a contractual arrangement with one of the Company's customers. Based upon the contractual agreement, this amount will be released on December 31, 1999.

INVENTORIES

  Inventories are valued at the lower of cost, determined on the first-in, first-out method or market.

PROPERTY AND EQUIPMENT

  Property and equipment are recorded at cost. Significant improvements are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. Upon the sale or retirement of these assets, the applicable

                          AXIOM INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the statements of operations.

  Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets as follows:

   Computer hardware and software................................  3 years
   Production and test equipment.................................  4 to 5 years
   Furniture, fixtures and leasehold improvements................  5 years

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

  Amortization will begin when the product is released. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated life of the product or the enhancement.

  Capitalized software development costs consist primarily of salary, consulting, and computer costs incurred to develop new products and enhancements to existing products. During the year ended September 30, 1998, software development costs of $363,000 were capitalized. No costs were capitalized in fiscal 1997 or fiscal 1996. Amortization has not yet begun.

INTANGIBLE ASSETS

  Intangible assets consist of acquired technology, a non-compete agreement and goodwill. Acquired technology, the non-compete agreement and goodwill are amortized over 2 1/2 to 4, 2 and 2 to 7 years, respectively, on a straight-line basis (see Note 6). The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to its net realizable value. As of September 30, 1998, no such write-down was required.

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

                          AXIOM INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

These charges are recorded when the revenues are recognized and included in cost of revenues. Any earned but unpaid commissions are recorded in accrued agent commissions.

CONCENTRATION OF CREDIT RISK

  Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable. The Company's customer base principally comprises the regional Bell operating companies, as well as international telephone companies. The Company typically does not require collateral from its customers. See Note 15.

  The Company has significant activity with international customers, particularly in Asia. The current economic and currency situation affecting certain Asian countries, which includes currency devaluation, external support and economic reorganization programs to reduce growth and credit demand could have a material adverse effect on the Company's operating results. See Note 4.

REVENUE RECOGNITION

  Revenues are generally recognized upon shipment of the equipment. In "bill and hold" transactions, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further significant performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; and the risks of ownership have passed to the customer. There were no outstanding accounts receivable balances relating to "bill and hold" transactions at September 30, 1998 or 1997. Revenues from installation and engineering activities are recognized as services are provided.

  Depending on contract terms and conditions, software license fees are recognized upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. The Company had nominal separate software license fee revenues for the year ended September 30, 1998 and 1997, and these amounts are included in equipment revenues. The Company did not have any separate software license fee revenues for the year ended September 30, 1996. If significant vendor obligations exist at delivery and/or the product is subject to customer acceptance, revenue is deferred until no significant obligations remain and/or acceptance has occurred. If the payment of the license fee is coincident to services which are deemed to be essential to the transaction, the license fee is deferred and recognized using contract accounting over the period during which the services are performed. The Company's software licensing agreements provide for customer support (typically 90 days). The portion of the license fee associated with this customer support is unbundled from the license fee and is recognized ratably over the warranty period as services revenue.

  The Company offers support agreements to its customers. Revenues from customer support are recognized as services are provided. Services are generally provided ratably over the term of the customer support agreement and are included in services revenue in the accompanying statements of operations.

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES

  Research, development and engineering expenses are charged to expense as incurred. Engineering expenses consist of costs related to the development of new products, enhancements to existing products and the integration of existing products into application specific systems. Beginning in fiscal 1998, certain costs were capitalized. See "Software Development Costs."

CHARGE FOR PURCHASED RESEARCH AND DEVELOPMENT

  In connection with the acquisition of Innovative Data Technology, $2,387,000 of the purchase price was allocated to incomplete research and development projects. Accordingly, these costs were charged to expense as of the acquisition

                          AXIOM INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

date. The development of the projects had not yet reached technological feasibility and the technology had no alternative future use. The technology acquired in the acquisition required substantial additional development by the Company.

INCOME TAXES

  The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each year are determined using the enacted tax rates.

NET INCOME (LOSS) PER COMMON SHARE

  In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which superseded Accounting Principles Board Opinion ("APB") No. 15 , "Earnings per Share". SFAS No. 128 requires dual presentation of basic and diluted net income (loss) per common share for complex capital structures on the face of the statements of operations. According to SFAS No. 128, basic net income (loss) per common share, which replaced primary earnings per share, is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share, which replaced fully diluted earnings per share, reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. The Company was required to and did adopt SFAS No. 128 during the quarter ended December 31, 1997; as earlier application was not permitted. As required by SFAS No. 128, all prior-period income (loss) per common share data has been restated to conform with the provisions of this statement.

  The following is a reconciliation of the numerators and denominators of the basic and the diluted net income (loss) per Common share computations:

                                                 For the Year Ended September 30,

                                                                    Income (Loss)               Shares                Per Share
                           1998                                      (Numerator)            (Denominator)              Amount
----------------------------------------------------------     -------------------      -------------------      -------------------

Basic net loss per Common share...........................            $(15,679,000)               6,960,000                  $(2.25)
                                                                                                                 ------------------
  Dilutive effect of stock options........................                      --                       --
                                                               -------------------      -------------------
Diluted net loss per Common share.........................            $(15,679,000)               6,960,000                  $(2.25)
                                                               ===================      ===================     ===================

                           1997
----------------------------------------------------------
Basic net loss per Common share...........................             $(1,179,000)               4,144,000                  $(0.28)
                                                                                                                -------------------
  Dilutive effect of stock options........................                      --                       --
                                                               -------------------      -------------------
Diluted net loss per Common share.........................             $(1,179,000)               4,144,000                  $(0.28)
                                                               ===================      ===================     ===================

                           1996
----------------------------------------------------------
Basic net income per Common share.........................              $2,501,000               3,477,000                   $0.72
                                                                                                               -------------------
  Dilutive effect of stock options........................                      --                      --
                                                               -------------------     -------------------
Diluted net income per Common share.......................              $2,501,000               3,477,000                   $0.72
                                                               ===================     ===================     ===================

  For the years ended September 30,1998 and 1997, diluted net loss per Common share is the same as basic net loss per Common share as no additional shares for the potential dilution from the exercise or conversion of securities into Common stock are included in the denominator as the result is anti-dilutive due to the Company's losses. Options to purchase 552,246 and 107,122 shares of Common stock with a weighted average exercise price of $5.03 and $12.00 per share were outstanding during the years ended September 30, 1998 and 1997, respectively, but were not included in the computation of diluted net loss per Common share. No options were outstanding during the year ended September 30, 1996.

                          AXIOM INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

COMPREHENSIVE INCOME:

  The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with equal prominence as other financial statements. The comprehensive loss for 1998 was $15,685,000. There were no comprehensive income adjustments in 1997 or 1996.


                                                       Cumulative
                                                       Translation
                                                       Adjustments
                                                       ------------
Beginning balance.............................             $--
Current period change.........................              (6)
                                                       ------------
Ending Balance................................             $(6)
                                                       ============

FOREIGN CURRENCY

  The Company's sales arrangements with international customers are fixed in the amount of U.S. dollars to be received. Since the acquisition of Axiom (Europe) Limited in February 1998, its sales are denominated in pounds Sterling. However, this activity has been insignificant to date. Relative to the activity with obligations to Securicor and affiliates, the Company charges the related foreign exchange gains and losses to the statements of operations.

  The assets and liabilities of foreign operations are translated in U.S. dollars using the rates of exchange at year end. The results of operations are translated in U.S. dollars at the average daily exchange rates for the period.

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

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  For the years ended September 30, 1998, 1997 and 1996, the Company paid interest of $56,000, $686,000 and $459,000, respectively. For the years ended September 30, 1998, 1997 and 1996, the Company paid income taxes, net of refunds, of $0, $2,066,000 and $495,000, respectively. In 1998, the Company was refunded $667,000 relating to income taxes. The Company entered into capital lease obligations of $978,000, $148,000 and $177,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

RECLASSIFICATIONS

  Certain prior year amounts have been reclassified to conform with current year presentation.


3. ACQUISITIONS:

Innovative Data Technology

  On May 15, 1998, the Company acquired Innovative Data Technology ("IDT") in a business combination accounted for as a purchase. IDT is primarily engaged in the manufacture and sale of telecommunications switch interface technology.
The Company (i) issued 1,290,000 shares of its Common stock valued at $4,434,000, (ii) cash of $2,707,000 and (iii) options to purchase 132,000 shares of Common stock (issued in connection with certain employment agreements)

                          AXIOM INC. AND SUBSIDIARIES

3. ACQUISITIONS (CONTINUED):

valued at $352,000 using the Black-Scholes option pricing model. The results of the operations of IDT have been included in the accompanying consolidated financial statements from the date of acquisition. The total purchase price of $8,272,000 (subject to adjustment), including transaction costs of $779,000, was allocated to the assets acquired and liabilities assumed based on their respective fair values. The Company recorded $2,387,000 of the purchase price as a charge to the consolidated statement of operations on the acquisition date as it was related to the fair value of incomplete research and development projects. The remaining amount by which the purchase price exceeded the net assets purchased was allocated to the following intangible assets and each is being amortized on a straight-line basis over the period indicated:

                                                                               Amortization
                                                       Amount                  Period (yrs.)
                                               --------------------       --------------------
Non-compete...............................                 $500,000                  2
Acquired technology.......................                  432,000             3 to 4
Goodwill..................................                   31,000                  7
                                               --------------------
                                                           $963,000
                                               ====================

     The following table presents the non-cash assets and liabilities that were consolidated as a result of the acquisition of IDT:

                                                                           1998
                                                                    -----------------
Non-cash assets (liabilities):
  Accounts receivable..........................................           $ 3,147,000
  Inventories..................................................               936,000
  Other current assets.........................................                99,000
  Property and equipment.......................................               341,000
  Other assets.................................................                15,000
  Charge for purchased research and development................             2,387,000
  Intangible assets............................................             1,005,000
  Accounts payable.............................................              (122,000)
  Other accrued expenses.......................................            (1,074,000)
  Deferred revenues............................................              (184,000)
                                                                    -----------------
Non-cash assets acquired.......................................             6,550,000
Less--Common stock and options issued..........................            (4,786,000)
                                                                    -----------------
Cash paid, net of cash acquired................................           $ 1,764,000
                                                                    =================

       If the acquisition of IDT had occurred on October 1, 1996, the unaudited pro forma information, after giving effect to the pro forma adjustments described below, would have been as follows:

(IN THOUSANDS, EXCEPT SHARE DATA)                                         Year Ended
                                                                         September 30,
                                                       ---------------------------------------------
                                                               1998                      1997
                                                       -----------------       ---------------------

Unaudited pro forma revenues.............................    $ 38,400                  $45,421
                                                             ========                  =======

Unaudited pro forma net income (loss)....................    $(13,053)                 $   370
                                                             ========                  =======

Unaudited pro forma net income (loss) per common share...    $  (1.68)                 $  0.07
                                                             ========                  =======

       The unaudited pro forma information does not purport to be indicative of the results that would have been attained if the operations had actually been combined for the periods presented and is not necessarily indicative of the operating results to be expected in the future.

                          AXIOM INC. AND SUBSIDIARIES

3. ACQUISITIONS (CONTINUED):

       The unaudited pro forma adjustments consist of compensation adjustments for certain executive officers of IDT who are now employed by the Company under specified employment contracts, interest income adjustments for the aggregate net cash used to acquire IDT, interest expense adjustments relating to repayment of an IDT note payable to a shareholder and the amortization of the intangible assets. The amount of the compensation pro forma adjustment was $121,000 and $2,179,000 for the years ended September 30, 1998 and 1997, respectively. The amount of the interest income pro forma adjustment was $85,000 and $135,000 for the years ended September 30, 1998 and 1997, respectively. The amount of the interest expense pro forma adjustment was $50,000 and $7,000 for the years ended September 30, 1998 and 1997, respectively. The amount of the intangible amortization pro forma adjustment was $71,000 and $112,000 for the years ended September 30, 1998 and 1997, respectively. Additionally, the above pro forma information excludes the one-time charge of $2,387,000 associated with the write-off of purchased research and development costs in connection with the IDT acquisition.

Greendown Software Limited

     On February 17, 1998, the Company acquired Greendown Software Limited ("GSL") in a business combination accounted for as a purchase. In August 1998, the Company changed the name of GSL to Axiom (Europe) Limited. Axiom (Europe) Limited is primarily engaged in the development of fraud management software. The results of the operations of Axiom (Europe) Limited are included in the accompanying consolidated financial statements since the date of acquisition. The total purchase price of $194,000 was allocated to the assets acquired and liabilities assumed based on their respective fair values. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was $149,000 and is being amortized on a straight-line basis over 2 years.

     The following table presents the non-cash assets and liabilities that were consolidated as a result of the acquisition of Axiom (Europe) Limited :

Non-cash assets (liabilities):
  Accounts receivable.......................................          $ 80,000
  Property and equipment....................................            27,000
  Goodwill..................................................           149,000
  Accounts payable..........................................           (43,000)
  Other accrued expenses....................................           (53,000)
  Deferred revenues.........................................           (65,000)
                                                                   -----------
Cash paid, net of cash acquired.............................          $ 95,000
                                                                   ===========

     Pro forma information for the acquisition of Axiom (Europe) Limited is not presented as its activity was immaterial to the consolidated financial statements of the Company.

4. ACCOUNTS RECEIVABLE:

                                                                                    September 30,
                                                                    ------------------------------------------
                                                                             1998                   1997
                                                                    ------------------     -------------------
Billed..............................................................       $13,970,000             $12,265,000
Unbilled............................................................         1,340,000               2,076,000
                                                                    ------------------     -------------------
                                                                            15,310,000              14,341,000
Less-allowance for doubtful accounts................................        (3,985,000)               (100,000)
                                                                    ------------------     -------------------
                                                                           $11,325,000             $14,241,000
                                                                    ==================     ===================

     Unbilled accounts receivable includes costs and estimated earnings on contracts in progress which have been recognized as revenues but not yet billed to customers under the provisions of specified contracts. The increase in the allowance for doubtful accounts relates to the uncertainty surrounding the Company's Asian and other international customer base.

                          AXIOM INC. AND SUBSIDIARIES

5.    INVENTORIES:

                                                                                    September 30,
                                                                      ----------------------------------------
                                                                            1998                    1997
                                                                      ----------------      ------------------
Raw materials..................................................             $4,323,000              $4,718,000
Work-in-process................................................                581,000                 538,000
Finished goods.................................................              1,657,000               2,118,000
                                                                      ----------------      ------------------
                                                                            $6,561,000              $7,374,000
                                                                      ================      ==================


6.    INTANGIBLE ASSETS:

                                                                                     September 30,
                                                                     -------------------------------------------
                                                                             1998                     1997
                                                                     -----------------       -------------------
Acquired technology............................................            $ 2,274,000               $ 1,800,000
Non-compete....................................................                500,000                        --
Goodwill.......................................................                488,000                   308,000
                                                                     -----------------       -------------------
                                                                             3,262,000                 2,108,000
Less-Accumulated amortization..................................             (2,176,000)               (1,940,000)
                                                                     -----------------       -------------------
                                                                           $ 1,086,000               $   168,000
                                                                     =================       ===================


7.    DEBT:

LONG-TERM DEBT

                                                                                      September 30,
                                                                     --------------------------------------------
                                                                             1998                      1997
                                                                     -----------------       --------------------
Term note payable...............................................             $     --                   $  98,000
Capitalized lease obligations...................................               829,000                     49,000
                                                                     -----------------       --------------------
                                                                               829,000                    147,000
Less: Current portion...........................................              (330,000)                  (147,000)
                                                                     -----------------       --------------------
                                                                             $ 499,000                  $      --
                                                                     =================       ====================

  The Company entered into four capital lease obligations during fiscal 1998 totaling $978,000 for computer hardware and furniture and fixtures. The leases are payable over two to three years. The interest rates charged on these obligations range from 6.8% to 11.8%. Interest expense for the years ended September 30, 1998, 1997 and 1996 was $30,000, $15,000 and $10,000,
respectively. Assets acquired under capital leases at a cost of $1,126,000 and $148,000 less accumulated amortization of $271,000 and $74,000 are included in property and equipment at September 30, 1998 and 1997, respectively. The principal payments on these capital lease obligations as of September 30, 1998 are as follows: $330,000 in 1999, $297,000 in 2000 and $202,000 in 2001.

  In March 1996, the Company entered into a $294,000 term note payable with an equipment vendor for the purchase of computer hardware and software and the related maintenance agreements. Included in this amount is $249,000 of computer hardware and software which has been recorded in property and equipment and the related $45,000 maintenance contract prepayment which has been recorded in other current assets. This term note payable was payable in three equal annual principal installments of $98,000. The interest rate charged on this term note payable was 5.3%. Interest expense for the years ended September 30, 1998, 1997 and 1996 was $5,000, $7,000 and $6,000, respectively. The final installment payment of $98,000 was made in May 1998.

LINE OF CREDIT

  Subsequent to September 30, 1998, the Company entered into an agreement with Silicon Valley Bank to establish a $5,000,000 line of credit which the Company anticipates using to meet short-term borrowing requirements. The amount available under the line of credit will be based upon a percentage of eligible accounts receivable, as defined. Interest will

                          AXIOM INC. AND SUBSIDIARIES

7.    DEBT (CONTINUED):

be charged at Silicon Valley Bank's prime rate plus 1%. Borrowings under the agreement are secured by an interest in substantially all of the Company's assets and require the Company to comply with specified financial and nonfinancial covenants, as defined. Additionally, the line of credit prohibits the Company from paying dividends on its Common Stock (except for dividends paid solely in shares of Common Stock) without the consent of Silicon Valley Bank.


8.    OBLIGATIONS TO SECURICOR AND AFFILIATES:

  Information relative to the Company's obligations to Securicor and affiliates is as follows:

                                                                                September 30,
                                                                  --------------------------------------
                                                                         1998                  1997
                                                                  ----------------     -----------------
Obligations to Securicor:
  Interest free...............................................          $       --             $      --
  Interest bearing............................................                  --                    --
  Other.......................................................              64,000               289,000
                                                                  ----------------     -----------------
    Total obligations to Securicor............................              64,000               289,000
                                                                  ----------------     -----------------
Obligation to affiliates:
  Receivables from affiliates.................................                  --              (119,000)
  Payables to affiliates......................................                  --                13,000
                                                                  ----------------     -----------------
    Total obligations to affiliates, net......................                  --              (106,000)
                                                                  ----------------     -----------------
Total obligations to Securicor and affiliates.................             $64,000             $ 183,000
                                                                  ================     =================

  Prior to the completion of the Offering, the Company was funded through advances from Securicor. Certain advances were interest bearing and were loaned to the Company at a base rate plus 1%. For the years ended September 30, 1997 and 1996, the interest rate charged on these obligations ranged from 6.75% to 7.50% and 6.75% to 7.75%, respectively. Interest expense for the years ended September 30, 1997 and 1996 was $552,000 and $578,000, respectively. As these obligations to Securicor and affiliates are due on demand, this net amount is included in current liabilities. In connection with the Offering, a significant portion of the total obligations to Securicor and affiliates was repaid.


9.    INTEREST INCOME (EXPENSE), NET:

                                                                                      Year Ended September 30,
                                                                  -------------------------------------------------------------
                                                                          1998                   1997                  1996
                                                                  -----------------       ---------------       ---------------
Interest expense on obligations to Securicor.................              $     --             $(552,000)            $(578,000)
Interest expense.............................................               (56,000)              (22,000)              (16,000)
Interest income..............................................               288,000               247,000                80,000
                                                                  -----------------       ---------------       ---------------
                                                                           $232,000             $(327,000)            $(514,000)
                                                                  =================       ===============       ===============


10. OTHER INCOME:

                                                                                    Year Ended September 30,
                                                                  -----------------------------------------------------------
                                                                         1998                   1997                 1996
                                                                  -----------------      ---------------      ---------------
Litigation settlement gain....................................              $    --               $   --             $350,000
Miscellaneous.................................................               16,000                1,000               80,000
                                                                  -----------------      ---------------      ---------------
                                                                            $16,000               $1,000             $430,000
                                                                  =================      ===============      ===============

  On December 6, 1995, the Company entered into a litigation settlement agreement whereby the Company was awarded $350,000. This settlement was paid over three years.

                          AXIOM INC. AND SUBSIDIARIES

11. STOCKHOLDERS' EQUITY:

1997 STOCK INCENTIVE PLAN

  In May 1997, the Company established the 1997 Stock Incentive Plan (the "1997 Plan") which authorized 450,000 shares of Common Stock to be issued. The 1997 Plan was amended in May 1998 to authorize the issuance of 1,050,000 shares of Common Stock and again in December 1998 to authorize the issuance of 2,000,000 shares of Common stock (both such amendments subject to shareholders approval at the Annual Meeting of Shareholders in 1999). Under the 1997 Plan, a variety of awards, including stock options, stock appreciation rights and restricted and unrestricted stock grants may be made to the Company's employees, officers, consultants and advisors. Common stock options may be granted either in the form of incentive stock options or non-statutory stock options. The option exercise price of incentive stock options may not be less than the fair market value of the Common Stock on the date of the grant. In general, one third of granted options are exercisable six months from the date of grant. The remaining two-thirds vest on the first and second anniversaries of the date of grant, respectively. The maximum term of the options is ten years.

  Information with respect to the stock options granted under the 1997 Plan is summarized as follows:

                                                                                                   WEIGHTED
                                                                                                    AVERAGE
                                                                          OPTIONS                EXERCISE PRICE
                                                                    -----------------        --------------------
Balance, September 30, 1996.................................                       --                      $   --

Granted.....................................................                  321,366                       12.00
Exercised...................................................                       --                          --
Cancelled...................................................                       --                          --
                                                                    -----------------        --------------------
Balance, September 30, 1997.................................                  321,366                      $12.00

Granted.....................................................                  994,675                        4.20
Exercised...................................................                       --                          --
Cancelled...................................................                 (386,627)                      10.79
                                                                    -----------------        --------------------
Balance, September 30, 1998.................................                  929,414                      $ 4.16
                                                                    =================        ====================

  In January 1998, all of the outstanding options, or 300,433 of the 321,366 granted in fiscal 1997, were cancelled and new options were granted at an exercise price of $5.50 per share, which was equal to the fair market value on the grant date. In addition, these 300,433 options can only be exercised if the fair market value of the Company's Common stock is equal to or greater than $9.00 per share. The expiration dates for options at September 30, 1998 range from May 29, 2007 to July 23, 2008.

  The following table summarizes information about options outstanding at September 30, 1998:

                                     OPTIONS OUTSTANDING                                          OPTIONS EXERCISABLE
-----------------------------------------------------------------------------------      -----------------------------------
        RANGE                                WEIGHTED AVERAGE           WEIGHTED                                  WEIGHTED
          OF                                     REMAINING               AVERAGE                                  AVERAGE
       EXERCISE           NUMBER            CONTRACTUAL LIFE           EXERCISE                  NUMBER           EXERCISE
        PRICES          OUTSTANDING             IN YEARS                 PRICE                EXERCISABLE           PRICE
-------------------   ----------------    --------------------     ----------------      -------------------     -----------
      $2.31-$5.50          929,414                9.5                    $4.16                  25,622              $5.50
===================   ================    ====================     ================      ===================     ===========

  As of September 30, 1998, 120,586 options were available for future grant under the Plan.

  The Company accounts for the 1997 Plan under APB No. 25, "Accounting for Stock Issued to Employees", under which deferred compensation expense would be recorded for options granted with exercise prices below fair value. The deferred compensation would then be charged to expense ratably over the vesting period. As the Company has not granted options with exercise prices below fair value, no compensation expense has been recognized. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value based method of accounting for stock-based employee compensation arrangements regardless

                          AXIOM INC. AND SUBSIDIARIES

11. STOCKHOLDERS' EQUITY (CONTINUED):

of the method used to account for the plan. Had compensation cost for the Company's 1997 Plan been determined consistent with SFAS No. 123 , the Company's net loss for the years ended September 30, 1998 and 1997 would have been $16,466,000 and $2,419,000, respectively, and the basic and diluted net loss per Common share would have been $2.37 and $0.58, respectively. The weighted average fair value of the options granted during 1998 and 1997 was $2.92 and $7.96 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black- Scholes option pricing model with the following weighted average assumptions: risk- free interest rate of 5.60% in 1998 and 6.73% in 1997; expected dividend yield of 0% in 1998 and 1997; expected life of 5 years in 1998 and 1997; and expected volatility of 75% in 1998 and 1997.

EMPLOYEE STOCK PURCHASE PLAN

  In September 1997, the Company established the Axiom Inc. Employee Stock Purchase Plan ("the Purchase Plan"). The number of shares available to purchase under the Purchase Plan is 300,000 shares of Common stock. As of September 30, 1998, the Company has issued 35,071 shares under the Purchase Plan. The employee's purchase price is the lower of (a) 85% of the fair market value of a share of the Company's Common stock on the first day of the Purchase period (as defined) and (b) 85% of the fair market value of a share of the Company's Common stock on the last day of the Purchase period (as defined).


12. EMPLOYEE BENEFIT PLAN:

  Prior to July 1994, the Predecessor Business had a profit-sharing retirement
plan and a thrift plan which covered substantially all employees.   In
connection with the acquisition on July 1, 1994, all balances in the profit-sharing retirement plan were transferred into the thrift plan. The thrift plan's name is now Axiom Inc. Thrift/401(k) Plan (the "Plan"). Upon this transfer, all balances were 100% vested. With respect to the Plan, eligible employees must have one year of service with the Company and be 18 years of age. An employee may contribute both pre- and post-tax dollars to the Plan, subject to certain limitations, as defined by the Plan. The employer contributions to the Plan are equal to 75% of the employee's basic pre-tax contribution up to certain limits, as defined. The Company's contribution to the Plan for the years ended September 30, 1998, 1997 and 1996 was $365,000, $264,000 and
$277,000, respectively.

13. RELATED PARTY TRANSACTIONS:

  Prior to the Offering, charges were allocated to the Company from Securicor and consisted of charges for certain support and services. These charges were based on Securicor's estimate of its total relevant costs for the applicable fiscal year, allocated pro rata based on estimated revenues of each applicable business unit. Management believed the method of allocation was reasonable. For the years ended September 30, 1997 and 1996, Securicor charged the Company $295,000 and $403,000, respectively. These charges are included in selling, general and administrative expenses on the accompanying consolidated statements of operations. The Company did not incur any parent charges subsequent to the Offering. The Company and Securicor have entered into an agreement for international marketing services (see below).

  During and prior to the year ended September 30, 1996, the Company entered into two separate agreements with Securicor Radiocoms Ltd., an affiliate of Securicor. The first agreement provided that the Company construct product for Securicor Radiocoms Ltd. and bill for all costs incurred in addition to a certain profit percentage, as defined. The second agreement provided for the construction of additional product for Securicor Radiocoms Ltd., which was billed at a fixed price per unit. The Company recognized revenues from Securicor Radiocoms Ltd. for the year ended September 30, 1996 of $2,323,000. The Company recognized cost of revenues related to these revenues for the year ended September 30, 1996 of $1,732,000.

  During the year ended September 30, 1996, certain key executive officers were granted options to purchase the common stock of Securicor. The aggregate number of options granted to these executive officers which are outstanding as of September 30, 1998 is 85,690. The exercise price of these options is (Pounds)2.45 per share, which was the fair market value of Securicor common stock on the date of grant. These options vest on the third anniversary of the date of grant. These options expire in June 2006 which is ten years from the date of grant.

                          AXIOM INC. AND SUBSIDIARIES

13. RELATED PARTY TRANSACTIONS (CONTINUED):

  In May 1997, the Company and Securicor entered into an agreement pursuant to which Securicor will provide international sales and marketing services to the Company. For the years ended September 30, 1998 and 1997, total charges from Securicor for these services were $74,000 and $149,000, respectively. In addition, the Company pays each of its directors an annual directors fee of $20,000 each. The directors fees paid to employees of Securicor are remitted to Securicor. For the years ended September 30, 1998 and 1997, the Company paid $20,000 and $5,000, respectively, related to such fees.

  The Company obtains its Directors and Officers insurance through Securicor. Total Director and Officer insurance expense for the years ended September 30, 1998 and 1997 was $65,000 and $46,000, respectively.

  From time to time, the Company and Securicor process miscellaneous transactions on behalf of each other, which are payable the month following the month incurred. These transactions have been immaterial to date.

  In October 1995, the Company purchased the rights to an Integrated Services Digital Network ("ISDN") product, which was sold in the United States, from Securicor 3Net Ltd. ("3Net"), an affiliate of Securicor. Amortization was computed by multiplying the ratio of current revenues for the product to total and anticipated future revenues for the product by acquired costs. Amortization expense was $386,000 and $250,000 for the years ended September 30, 1997 and 1996, respectively. The Company's business activities related to the ISDN product were performed through its wholly-owned subsidiary, Securicor 3Net, Inc. During the years ended September 30, 1997 and 1996, the Company sold certain products related to this technology and recognized certain costs and realized all of the revenues related to such activities. For the year ended September 30, 1997, the Company recognized revenues of $1,167,000 and cost of revenues of $794,000 relating to such activities. For the year ended September 30, 1996, the Company recognized revenues of $792,000 and cost of revenues of $714,000 relating to such activities. These amounts are included in unrelated third party revenues and cost of revenues. In May 1997, the Company transferred all of its stock in Securicor 3Net, Inc. to an affiliate of Securicor at net book value due to the related party nature of the transaction.

  On January 20, 1995, the Company invested approximately $500,000 in exchange for an initial 44.4% ownership interest in Metapath Corporation ("Metapath").
In a series of transactions which took place from January 20, 1995 through May 2, 1996, the Company's ownership interest was reduced, first to 23.7%, then to 19.9%, and on May 2, 1996, its ownership interest was purchased by Metapath for the original amount of approximately $500,000. In addition, on May 2, 1996, Metapath acquired certain technology from the Company for $1,500,000. This investment was accounted for using the equity method of accounting.
Accordingly, the Company reduced the carrying value of its investment for its portion of the investee's loss. The Company's equity in loss of Metapath was $0 and $18,000 for the years ended September 30, 1997 and 1996, respectively. The Company had related party sales to Metapath for the time periods during which the investment was held of $544,000 for the period from October 1, 1995 to May 2, 1996.

14. INCOME TAXES:

  The components of income tax expense (benefit) are as follows:

                                                                               Year Ended September 30,
                                                        -------------------------------------------------------------------
                                                                1998                      1997                    1996
                                                        ------------------       ------------------      ------------------
Current:
  Federal..........................................            $  (335,000)               $(605,000)             $1,170,000
  State............................................                (62,000)                (114,000)                374,000
                                                        ------------------       ------------------      ------------------
                                                                  (397,000)                (719,000)              1,544,000
                                                        ------------------       ------------------      ------------------
Deferred:
  Federal..........................................             (4,342,000)                  62,000                  (1,000)
  State............................................               (806,000)                  12,000                      --
                                                        ------------------       ------------------      ------------------
                                                                (5,148,000)                  74,000                  (1,000)
                                                        ------------------       ------------------      ------------------
                                                                (5,545,000)                (645,000)              1,543,000
Increase in valuation allowance provision..........              5,545,000                       --                      --
                                                        ------------------       ------------------      ------------------
                                                                $       --                $(645,000)             $1,543,000
                                                        ==================       ==================      ==================

                          AXIOM INC. AND SUBSIDIARIES

14. INCOME TAXES (CONTINUED):

  Income tax expense differs from the amount currently payable because certain expenses, primarily depreciation and accruals, are reported in different periods for financial reporting and income tax purposes.

  The federal statutory income tax is reconciled to the effective income tax rate as follows:

                                                                             Year Ended September 30,
                                                          ------------------------------------------------------------
                                                                  1998                 1997                 1996
                                                          -----------------       --------------      ----------------
Federal statutory rate................................                (34.0)%              (34.0)%                34.0%
State income taxes, net of federal benefit............                 (5.9)                (5.9)                  5.9
Other.................................................                   --                  4.5                  (1.7)
Increase in net operating loss carryforwards..........                 39.9                   --                    --
                                                          -----------------       --------------      ----------------
                                                                         -- %              (35.4)%                38.2%
                                                          =================       ==============      ================

  The components of the net current and long-term deferred tax assets and liabilities, measured under SFAS No. 109, are as follows:

                                                                               September 30,
                                                                 ---------------------------------------
                                                                        1998                   1997
                                                                 ----------------      -----------------
Deferred tax assets
  Charge for purchased research and development..............         $ 2,502,000             $2,704,000
  Allowance for doubtful accounts............................           1,554,000                     --
  Inventories................................................             708,000                     --
  Net operating loss.........................................           3,123,000                     --
  Accrued expenses...........................................             577,000                375,000
  Other......................................................              19,000                255,000
                                                                 ----------------      -----------------
                                                                        8,483,000              3,334,000
Deferred tax liabilities
  Depreciation and amortization..............................            (220,000)              (186,000)
  Other......................................................                  --                (33,000)
                                                                 ----------------      -----------------
                                                                         (220,000)              (219,000)

Valuation allowance..........................................          (5,545,000)                    --
                                                                 ----------------      -----------------
Net deferred tax assets......................................         $ 2,718,000             $3,115,000
                                                                 ================      =================

  Due to continued losses throughout 1998, the Company did not record an income tax benefit during the year ended September 30, 1998. However, as of September 30, 1998, the Company has recorded net deferred tax assets of $2,718,000. Based on an assessment of the Company's taxable earnings history and expected future taxable income, management has determined that it is more likely than not that the net deferred tax assets will be realized in future periods. The Company may be required to provide an additional valuation allowance for this asset in the future if it does not generate sufficient taxable income as planned. Additionally, the ultimate realization of this asset could be negatively impacted by market conditions and other variables not known or anticipated at this time.

                          AXIOM INC. AND SUBSIDIARIES

15. CUSTOMER AND GEOGRAPHIC INFORMATION:

  The Company's operations are conducted in one business segment. The Company's revenues originated from the following geographic destinations:

                                                                                  Year Ended September 30,
                                                             ----------------------------------------------------------------
                                                                    1998                   1997                    1996
                                                             -----------------     ------------------      ------------------
North America............................................          $25,142,000            $25,889,000             $28,282,000
Asia.....................................................            2,130,000              3,741,000                      --
South America............................................            1,700,000              2,241,000               2,471,000
Europe...................................................            1,707,000              1,136,000                      --
United Kingdom (related party)...........................                   --                     --               2,323,000
Other....................................................                   --                     --                 888,000
                                                             -----------------     ------------------      ------------------
                                                                   $30,679,000            $33,007,000             $33,964,000
                                                             =================     ==================      ==================

  The following table summarizes significant customers with revenues which are at least 10% of the Company's revenues:

                                                                                    Year Ended September 30,
                                                             --------------------------------------------------------------------
Customer                                                             1998                     1997                     1996
                                                             ------------------      -------------------      -------------------
U S West, Inc............................................           $ 9,268,000              $13,812,000              $10,219,000
Ameritech Corporation....................................            10,097,000                *                        4,431,000
PT Telekomunikasi, Indonesia.............................             *                        3,128,000                       --
Puerto Rico Telephone Co.................................             *                        *                        3,199,000
Southwestern Bell Telephone Company......................             *                        3,169,000                6,289,000
------
* Less than 10%


  The fiscal 1998 amount for Ameritech Corporation includes $1,029,000 of sales to a subcontractor which was performing work for Ameritech Corporation. The failure of any of the Company's significant customers to continue to purchase products and services from the Company, or any significant delay in orders from such customers, could have a material adverse effect on the Company's results of operations and financial condition.

16. COMMITMENTS AND CONTINGENCIES:

  The Company has entered into noncancelable operating leases for its office and manufacturing facilities, production and test equipment and fixtures. The total rental for production and test equipment and fixtures for the years ended September 30, 1998, 1997 and 1996 was $97,000, $153,000 and $266,000,
respectively.

  In addition, the Company leases its office and manufacturing facilities under long-term operating leases. The rental on the office and manufacturing facilities for the years ended September 30, 1998, 1997 and 1996 was $908,000, $342,000 and $322,000, respectively. The amounts payable under these leases are subject to renegotiation at various intervals specified in the leases.

  In May 1998, the Company entered into a lease agreement for new office space for an initial period of ten years with a renewal option for an additional five years. The 63,000 square foot facility, located in Mount Laurel, New Jersey, serves as the Company's headquarters.

                          AXIOM INC. AND SUBSIDIARIES

16. COMMITMENTS AND CONTINGENCIES (CONTINUED):

  Future minimum rental payments as of September 30, 1998 are as follows:


FISCAL YEAR
-----------
  1999.........................................        $ 1,648,000
  2000.........................................          1,581,000
  2001.........................................          1,351,000
  2002.........................................          1,363,000
  2003.........................................          1,373,000
  Thereafter...................................          5,119,000
                                                       -----------
                                                       $12,435,000
                                                       ===========

  The Company is obligated to make certain payments, as defined, to certain key ACompany employees if these employees are terminated. In addition, certain key employees have performance incentives in the form of cash and equity (in Securicor or an affiliate) related compensation. The Company does not expect to make these payments other than in the normal course of business.

  The Company is party to various claims arising in the ordinary course of business. Although the ultimate outcome of these matters is presently not determinable, management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

  In August 1997, Acxiom Corporation ("Acxiom") filed suit against the Company in the United States District Court for the District of Delaware alleging trademark infringement and dilution under the Lanham Act, as well as related state law causes of action. Acxiom sought a judgment against the Company enjoining any future use of the Axiom name and Axiom tradenames and future acts of unfair competition in the United States, mandating the destruction of all Company advertising and promotional material using the Axiom name and awarding treble damages in an unspecified amount because of the alleged willfulness of the Company's infringement, as well as attorneys' fees.

  On November 16, 1998, the United States District Court for the District of Delaware rendered its decision that Acxiom was entitled to an order enjoining the Company from making further use of the Axiom name and related injunctive relief. The court also concluded that Acxiom is not entitled to any money damages. The Company and Acxiom have agreed that neither will appeal the court's decision, and the Company has agreed to reimburse Acxiom for auxiliary costs in the amount of $50,000. The Company will change its name by the end of March 1999.


                                                            AXIOM INC. AND SUBSIDIARIES
                                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 1998

                                                                         ADDITIONS
                                                               ----------------------------
                                            BALANCE AT         CHARGED TO         CHARGED TO                               BALANCE
                                           BEGINNING OF         COSTS AND            OTHER                                   AT
             DESCRIPTION                       YEAR             EXPENSES           ACCOUNTS            (DEDUCTIONS)      END OF YEAR
-----------------------------------------  ---------------   --------------     --------------     ----------------     ------------
For the Year Ended September 30, 1996:
  Allowance for doubtful accounts........       $100,000         $       --            $    --           $      --        $  100,000
                                                ========         ==========            =======           =========        ==========


For the Year Ended September 30, 1997:...
  Allowance for doubtful accounts........       $100,000         $       --            $    --           $      --        $  100,000
                                                ========         ==========            =======           =========        ==========


For the Year Ended September 30, 1998:...
  Allowance for doubtful accounts........       $100,000          4,048,000             48,000(1)         (211,000)       $3,985,000
                                                ========         ==========            =======           =========        ==========


  (1) Represents balance of the accounts receivable reserve of IDT on the acquisition date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

  Certain information to be provided under this item is hereby incorporated by reference from the Company's 1999 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 1998 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

  The executive officers of the Company are as follows:

NAME                                                          AGE               POSITION
----                                                          ---               --------
C. Thomas Faulders, III................................         49   Chairman of the Board of Directors
Andrew P. Maunder......................................         42   Chief Executive Officer, President and Treasurer
Michael L. Moore.......................................         42   Executive Vice President, Sales
William J. Rahe, Jr....................................         52   Vice President, Engineering
Frances Penfold........................................         54   Vice President, Finance
Greg R. Fegley.........................................         43   Vice President, Operations Support

C. THOMAS FAULDERS, III was appointed Chairman of the Company's Board of Directors in July 1998. Most recently, Mr. Faulders was Executive Vice President, Treasurer and Chief Financial Officer for BDM International. Inc., as well as President of its Integrated Supply Chain Solutions business unit. Mr. Faulders directed the information technology company's first and second public offerings, as well as several commercial acquisitions and subsequent merger with TRW, Inc. From 1992 to 1995, Mr. Faulders was Vice President and Chief Financial Officer for COMSAT Corporation, a global provider of satellite services and digital networking services and technology. During a seven-year tenure with MCI Communications Corporation beginning in 1985, Mr. Faulders garnered senior level experience in finance, sales and management. His last position was as a Senior Vice President in Business Marketing. Mr. Faulders began his business career in 1981 at Satellite Business Systems where he rose to the position of treasurer. Mr. Faulders earned an MBA from The Wharton School and graduated from the University of Virginia with a BA in Economics. A former

United States Navy officer with a distinguished eight-year service record, Mr. Faulders also serves on the Board of Directors of MLC Group, Inc., James Martin & Co., TruePoint, Inc., Roku Technologies, LLC., and Universal Systems & Technology Corporation. Among his non-profit work, Mr. Faulders serves on the board of the Ronald Reagan Institute for Emergency Medicine at George Washington University Hospital, the Northside Hospital Advisory Board in Atlanta, and the Leukemia Society of America.

ANDREW P. MAUNDER has served as the Company's President and Chief Executive Officer since October 1994 and as the Company's Treasurer since March 1995. Mr. Maunder was Chairman of the Board of Directors from August 1997 through July 1998 and has been a Director of the Company since October 1996. From March 1994 until he joined the Company, Mr. Maunder served as Chief Financial Officer of Oxford Molecular Group plc, a biotechnology company based in the United Kingdom. From April 1987 until February 1994, Mr. Maunder was Finance and Operations Director of Securicor 3Net, Ltd., a communications company based in the United Kingdom. From October 1996 to May 1997, Mr. Maunder also served as a Director of Securicor 3Net, Inc.

MICHAEL L. MOORE was appointed Executive Vice President of Sales in July 1998. Mr. Moore joined the Company from IDT, which was acquired by the Company in May 1998. Mr. Moore served as Chairman of IDT since 1997, as President and Chief Executive Officer since 1994, and as Vice President of Sales from 1985 to 1994. Previously, Mr. Moore held positions with Ampex, Applied Digital Data Systems, and NCR Corporation. Mr. Moore has over twenty years experience in telecommunications and extensive experience in billing mediation in international markets.

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

FRANCES PENFOLD was appointed Vice President of Finance in September 1998. Ms. Penfold joined the Company from IDT, which was acquired by the Company in May 1998. Ms. Penfold served as Chief Financial Officer of IDT since 1988 and a Director since 1990. From 1985 until 1988, Ms. Penfold was IDT's Vice President of Finance. Ms. Penfold has thirty years experience in the manufacturing industry.

GREG R. FEGLEY has been with the Company and the Predecessor Business since January 1988 and was appointed Vice President, Operations Support in October 1997. From January 1988 to September 1997, he held several positions, most recently Director, Operations. From January 1986 to December 1987, Mr. Fegley served as Marketing Manager for Northern Telecom's Spectron Division.


ITEM 11.  EXECUTIVE COMPENSATION

  The information to be provided under this item is incorporated herein by reference to the information set forth in the 1999 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information to be provided under this item is incorporated herein by reference to the information set forth in the 1999 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information to be provided under this item is incorporated herein by reference to the information set forth in the 1999 Proxy Statement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:

         Report of Independent Public Accountants

         Consolidated Balance Sheets as of September 30, 1998 and 1997

         Consolidated Statements of Operations for the years ended September 30, 1998, 1997 and 1996

         Consolidated Statements of Stockholders' Equity (Deficit) for the years ended September 30, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows for the years ended September 30,
           1998, 1997 and 1996

         Notes to Consolidated Financial Statements

         Schedule II  Valuation and Qualifying Accounts

      All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.




(2) List of Exhibits

       EXHIBIT
        NUMBER    TITLE
        ------    -----
            2.1   Agreement and Plan of Merger between STI and the Company, dated May 23, 1997 (incorporated by reference to Exhibit 2 to the Company's Registration Statement on form S-1, File No. 333-25439).

            2.2   Agreement of Merger and Plan of Reorganization by and among the Company, Technology, IDT and the
                  Shareholders, dated May 15, 1998 (incorporated by reference to the Company's Current Reporting
                  Form 8-K, filed with the Securities and Exchange Commission on May 23, 1998.

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

           10.3   Employment Agreement between the Company and Michael L. Moore, dated May 15, 1998.

           10.4   Employment Agreement between STI and William J. Rahe, Jr., dated February 15, 1995 (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on form S-1, File No. 333-25439).

           10.5   Employment Agreement between the Company and Frances Penfold, dated May 15, 1998.

           10.6   Employment Agreement between the Company and John Lesinski, dated May 15, 1998.


       EXHIBIT
        NUMBER    TITLE
        ------    -----
          10.7    Consultant agreement between the Company and C. Thomas Faulders III, dated July 23, 1998,
                  (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June
                  30, 1998, File No. 333-25439).

          10.8    Lease agreement between the Company and Brandywine Operating Partnership, L.P., dated August 26, 1997
                  (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March
                  31, 1998, File No. 333-25439).

          10.9    Loan and Security Agreement by and between the Company and Silicon Valley Bank, dated December 7, 1998.

          10.10   General Purchase Agreement between the Company and Ameritech Services, Inc. dated June 24, 1998.

          10.11   General Procurement Agreement between the Company and US West Communications, Inc. dated March 31,
                  1998.

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

          21      Subsidiaries of the Registrant.

          23.1    Consent of Arthur Andersen LLP.

          27      Financial Data Schedule.
                  (EDGAR version only)

  (b) Reports on Form 8-K. On May 27, 1998, the Company filed a Current Report on Form 8-K and an amendment thereto on Form 8-K/A on July 29, 1998 announcing under Item 2 (Acquisition or Disposition of Assets) and Item 7 (Exhibits, Pro Forma Financial Information and Financial Statements) that the Company had acquired all of the outstanding stock of IDT pursuant to the Agreement of Merger and Plan of Reorganization.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AXIOM INC.


Date: December 29, 1998                                                       By:         /s/ ANDREW P. MAUNDER
                                                                               -----------------------------------------
                                                                                              Andrew P. Maunder
                                                                                                President and
                                                                                           Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: December 29, 1998                                                   By:   /s/ C. THOMAS FAULDERS, III
                                                                               -----------------------------------------
                                                                                     C. Thomas Faulders, III
                                                                                     Chairman of the Board

Date: December 29, 1998                                                    By:     /s/ ANDREW P. MAUNDER
                                                                               -----------------------------------------
                                                                                        Andrew P. Maunder
                                                                                          President and
                                                                                     Chief Executive Officer
                                                                                  (Principal Executive Officer)

Date: December 29, 1998                                                    By:         /s/ FRANCES PENFOLD
                                                                               -----------------------------------------
                                                                                           Frances Penfold
                                                                                       Vice President, Finance
                                                                                      (Principal Financial and
                                                                                        (Accounting Officer)

Date: December 29, 1998                                                    By:         /s/ ROBERT J. KELLY
                                                                               -----------------------------------------
                                                                                           Robert J. Kelly
                                                                                              Director

Date: December 29, 1998                                                     By:          /s/ SAMMY W. PEARSON
                                                                               -----------------------------------------
                                                                                            Sammy W. Pearson
                                                                                                Director

Date: December 29, 1998                                                    By:             /s/ TREVOR SOKELL
                                                                               -----------------------------------------
                                                                                               Trevor Sokell
                                                                                                 Director

Date: December 29, 1998                                                    By:          /s/ MICHAEL J. WILKINSON
                                                                               -----------------------------------------
                                                                                            Michael J. Wilkinson
                                                                                                  Director