Form 10-K/A
period 1998-09-30
AXIOM INC
filed 1999-01-27
CIK 1037002

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             _____________________

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

COMMITMENTS AND CONTINGENCIES (NOTE 16)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS

     The directors of the Company are as follows:

                                                   FIRST
                                                  ELECTED
                                                    AS
NAME                                       AGE    DIRECTOR   POSITIONS WITH THE COMPANY
----                                       ---    --------   --------------------------
C. Thomas Faulders, III................     49      1998     Chairman of the Board
Andrew P. Maunder......................     42      1996     President, Chief Executive
                                                             Officer and Treasurer
Robert B. Kelly (1)....................     42      1997     Director
Sammy W. Pearson (1),(2)...............     53      1996     Director
Trevor Sokell (1),(2)..................     57      1994     Director
Michael G. Wilkinson (2)...............     48      1994     Director


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

ANDREW P. MAUNDER has served as the Company's President and Chief Executive Officer since October 1994 and as the Company's Treasurer since March 1995. Mr. Maunder was Chairman of the Board of Directors from August 1997 through July 1998 and has been a Director of the Company since October 1996. From March 1994 until he joined the Company, Mr. Maunder served as Chief Financial Officer of Oxford Molecular Group plc, a biotechnology company based in the United Kingdom. From April 1987 until February 1994, Mr. Maunder was Finance and Operations Director of Securicor 3Net, Ltd.("3Net"), a communications company based in the United Kingdom. From October 1996 to May 1997, Mr. Maunder also served as a Director of Securicor 3Net, Inc. ("3Net Delaware"), which until September 1997 was a wholly-owned indirect subsidiary of Securicor. Mr. Maunder is also on the board of the Computer and Communications Industry Association (CCIA).

ROBERT B. KELLY has served as a member of the Company's Board of Directors since July 1997. Mr. Kelly has been a partner in the Washington, DC law firm of Squire, Sanders & Dempsey, LLP since May 1998. Mr. Kelly was a principal in the Washington, DC law firm of Kelly & Povich, P.C. from October 1994 to April 1998. Mr. Kelly was a partner in the Washington DC firm of Piper & Marbury from January 1989 to March 1992, was a sole practitioner from March 1992 to February 1993 and was a principal in the firm of Kelly, Hunter, Mow & Povich, P.C. from February 1993 to October 1994. Mr. Kelly is a Director of Intek Global Corporation ("Intek"), a wireless communications company.


SAMMY W. PEARSON has been a Director of the Company since October 1996. Mr. Pearson has been Vice President of Software Sales of Baan Company since February 1998. From February 1994 to February 1998, Mr. Pearson was Vice President, Enterprise Solutions of Oracle Government Services, a business unit of Oracle Corporation, a provider of advanced software products, services and management solutions. From May 1992 until February 1994, Mr. Pearson was Vice President of Oracle Federal Consulting, where he managed Oracle's Federal government consulting business. From May 1991 to May 1992, Mr. Pearson was the principal of TechSales Limited, a software marketing company.

TREVOR SOKELL has served as a Director of the Company since July 1994. Mr. Sokell has been a Director of Ridgeway Systems & Software, Inc., a developer of multimedia software products, since March 1998. Mr. Sokell served as the Company's President and Chief Executive Officer from July 1994 until October 1994 and served as the Company's Treasurer and Secretary from July 1994 until March 1995. From November 1996 until May 1997, Mr. Sokell was the Chairman of the Board of Directors of 3Net. From January 1987 until November 1996, Mr. Sokell served as Managing Director of 3Net. From November 1996 until May 1997, Mr. Sokell was Chairman of Securicor Telecoms Ltd., an affiliate of Securicor based in the United Kingdom.

MICHAEL G. WILKINSON has been a Director of the Company since July 1994. Mr. Wilkinson has been the Finance Director of the Communications Division of Securicor since September 1992. From 1987 to September 1992, Mr. Wilkinson was Finance Director of Securicor's Business Services Division. Prior to joining Securicor in 1980, Mr. Wilkinson served as a Finance Director of RCA Limited, an electronics company based in the United Kingdom. Mr. Wilkinson is a Director of Intek.

EXECUTIVE OFFICERS

  The executive officers of the Company are as follows:

NAME                                                          AGE               POSITION
----                                                          ---               --------
Andrew P. Maunder......................................         42   Chief Executive Officer, President and Treasurer
Michael L. Moore.......................................         42   Executive Vice President, Sales
William J. Rahe, Jr....................................         52   Executive Vice President, Engineering and Product Management
Frances Penfold........................................         54   Vice President, Finance
Greg R. Fegley.........................................         43   Vice President, Operations Support

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

WILLIAM J. RAHE, JR. was appointed Executive Vice President, Engineering and Product Management, in November 1998. Mr. Rahe was the Company's Vice President, Engineering from April 1995 until October 1998. From August 1994 until April 1995, Mr. Rahe served as Director, Business Development of Cable & Wireless, Inc., a telecommunications services company. From June 1991 until August 1994, Mr. Rahe had served as Director, Product Development at Cable & Wireless, Inc. Prior to joining Cable & Wireless, Inc., Mr. Rahe was Vice President of Engineering of Lightnet, a partnership between CSX Corporation and Southern New England Telephone Co.

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


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the directors and certain officers of the Company and persons who own more than ten percent of the Common Stock, to file with the Securities and Exchange Commission initial statements of beneficial ownership and statements of changes in beneficial ownership of Common Stock of the Company. Such directors, officers and more than ten percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) statements they file.

     To the Company's knowledge, based solely on a review of the copies of such statements furnished to the Company and written representations of such directors and officers that no other statements were required, all fiscal 1998
Section 16(a) filing requirements applicable to its directors, officers and more than ten percent stockholders were complied with, except that a Form 3 required to be filed by Frances Penfold upon becoming an executive officer of the Company was filed late, on December 9, 1998, and Form 4s required to be filed by Ms. Penfold and Michael Moore, with respect to the return to the Company of shares of the Common Stock, in accordance with certain post-closing adjustment provided for in the Merger Agreement, will be filed upon completion of such post-closing adjustments.

ITEM 11.  EXECUTIVE COMPENSATION


SUMMARY COMPENSATION TABLE

     The following table sets forth certain information regarding compensation paid or accrued during each of the last three fiscal years to the "Named Executive Officers," as defined by Item 402(a)(3) of Regulation S-K promulgated by the Securities and Exchange Commission (the "Named Executive Officers").

                                                                                                 Long-Term
                                                            Annual  Compensation                Compensation
                                                  ------------------------------------   -------------------------
                                                    Fiscal                     Bonus       Securities Underlying        All Other
Name and Principal Position                         Year          Salary    /Commission          Options             Compensation(6)
-------------------------------------------       ---------      ---------  -----------  -------------------------  ----------------
Andrew P. Maunder.........................          1998         $202,308    $18,000              40,000 (4)              $8,783
   President, Chief Executive Officer.....          1997          175,252      6,000              53,333 (4)               5,423
                                                    1996          158,924     23,380              48,970 (5)                 296

William J. Rahe, Jr.......................          1998         $151,283    $17,340              30,000 (4)              $6,685
   Executive Vice President,
   Engineering and Product Management.....          1997          139,475     12,282              27,560 (4)               5,592
                                                    1996          131,800     24,840              18,360 (5)               5,880

Michael S. Farina (1).....................          1998         $149,904    $38,607              30,000 (4)              $7,229
   Vice President, Marketing and Sales....          1997           84,039     38,205              27,000 (4)               2,240

Mark J. Kadish (2)........................          1998         $106,212    $ 4,200              30,000 (4)              $2,484
   Chief Financial Officer................          1997           91,868      2,100              21,000 (4)               2,067
                                                    1996           77,490     10,061                 -0-                   1,827

Greg R. Fegley............................          1998         $104,240    $ 5,025              24,877 (4)              $4,097
   Vice President, Operations.............          1997           93,455        -0-              15,323 (4)               3,505
                                                    1996           87,174        -0-              18,360 (5)               3,269

Donald Hoffman (3)........................          1998         $ 93,193    $15,371                 -0-                  $5,109
   Senior Vice President..................          1997          144,846     40,760              12,000 (4)               7,193
                                                    1996          146,339     52,338                 -0-                   7,547

__________________________

(1)  Mr. Farina left the Company on July 31, 1998.

(2)  Mr. Kadish left the Company on October 9, 1998.

(3)  Mr. Hoffman left the Company on December 4, 1998.

(4) Consists of options to purchase the Common Stock granted pursuant to the Company's 1997 Stock Incentive Plan (the "Plan"). Options granted in fiscal 1997 were repriced in January 1998. After the repricing, the options held by the Named Executive Officers become exercisable at a price of $5.50 per share in July 1999 and cannot be exercised unless on the date of exercise the closing market price of the Common Stock on the Nasdaq National Market equals or exceeds $9.00 per share. The repricing of the options was accomplished by means of canceling outstanding options and issuing new options on the revised terms.

(5) Consists of options to purchase the Common Stock of Securicor, a company traded on the London Stock Exchange. At the close of business on September 30, 1998, the price of Securicor Common Stock as reported on the London Stock Exchange was (Pounds)3.8125 per share. At the noon exchange rate of
     1.6995 U.S. Dollars per British Pound Sterling reported by the Federal Reserve Bank of New York on September 30, 1998, the price of such shares in U.S. Dollars was $6.48 per share. The exercise price of such options is (Pounds)2.45 per share or $4.16 per share at the above-described exchange rate.

(6) Includes amounts paid by the Company with respect to life insurance premiums for the benefit of the Named Executive Officers and Company contributions to the 401(k) accounts of such officers as follows: (i) Mr.
     Maunder: $5,127 and $8,487 in 401(k) contributions in fiscal 1997 and 1998, respectively, and $296 for life insurance premiums in each of fiscal 1996, 1997 and 1998, respectively; (ii) Mr. Rahe: $5,333, $5,320 and $6,323 in
     401(k) contributions in fiscal 1996, 1997 and 1998, respectively, and $296, $362 and $362 in insurance premiums in fiscal 1996, 1997 and 1998, respectively; (iii) Mr. Farina: $2,240 and $7,069 in 401(k) contributions in fiscal 1997 and 1998, respectively and $160 in life insurance premiums in fiscal 1997 and fiscal 1998; (iv) Mr. Kadish: $1,827, $2,067 and $2,484 in 401(k) contributions in fiscal 1996, 1997 and 1998, respectively; (v) Mr. Fegley: $3,269, $3,505 and $4,097 in 401(k) contributions in fiscal 1996, 1997 and 1998, respectively; and (vi) Mr. Hoffman: $1,038 for life insurance premiums in each of fiscal 1996, 1997 and 1998, respectively, and $5,471, $6,155 and $4,071 in 401(k) contributions in fiscal 1996, 1997 and
     1998, respectively. Excludes any amounts based upon Mr. Maunder's right to sell to Securicor (at a price based on operating results in fiscal 1996 of certain Securicor businesses) shares of 3Net previously held by him that he acquired prior to his service with the Company.

STOCK OPTION GRANTS IN FISCAL 1998

     The following table sets forth certain information with respect to individual grants of new options to purchase the Common Stock made during fiscal 1998 to the Named Executive Officers.

                         OPTION GRANTS IN FISCAL 1998

                                                                                                       Potential Realizable Value
                                                                                                        at Assumed Rates of Stock
                                                                                                         Price Appreciation for
                                                   Individual Grants                                          Option Term
     -------------------------------------------------------------------------------------------    -------------------------------
                                       Number of     Percent of Total
                                        Shares       Options Granted
                                      Underlying       to Company       Exercise
                                       Options        Employees in         Price      Expiration
     Name                             Granted (1)      Fiscal Year      ($/share)        Date           5%               10%
     ---------------------------   ---------------   ----------------   ---------     ----------    ---------        ----------
     Andrew P. Maunder.........          40,000             5.9%          3.375          5/15/08     $84,901          $215,155
     William J, Rahe, Jr.......          30,000             4.4%          3.375          5/15/08     $63,676          $161,366
     Michael C. Farina.........          30,000             4.4%          3.375          5/15/08     $63,676          $161,366
     Mark J. Kadish............          30,000             4.4%          3.375          5/15/08     $63,676          $161,366
     Greg R. Fegley............          20,000             2.9%          3.375          5/15/08     $42,450          $107,578
                                          4,877             0.7%          5.500          1/12/08     $16,869          $ 42,750
     Donald Hoffman............             -0-              --              --               --          --                --

__________________________

(1) All options granted to Named Executive Officers in fiscal 1998 were granted under the Plan.

AGGREGATE OPTION EXERCISES IN FISCAL 1998 AND YEAR-END OPTION VALUES

     The following table sets forth a summary of options to purchase shares of the Common Stock ("Company Options") exercised during fiscal 1998 and presents the value of unexercised Company Options at September 30, 1998 held by the Named Executive Officers at such date.

            AGGREGATED COMPANY OPTION EXERCISES IN LAST FISCAL YEAR
                AND FISCAL YEAR END 1998 COMPANY OPTION VALUES

                                  Shares                      Number of Securities Underlying       Value of Unexercised In the
                                Acquired on     Value          Unexercised Options at FY-End        Money Options at FY-End (1)
                                                             -----------------------------------  --------------------------------
     Name                        Exercise     Realized ($)     Exercisable       Unexercisable     Exercisable      Unexercisable
                               ------------  --------------  ---------------   -----------------  -------------    ---------------
     Andrew P. Maunder.......       -0-          -0-                 -0-           93,333              -0-              -0-
     William J. Rahe, Jr.....       -0-          -0-                 -0-           57,560              -0-              -0-
     Michael C. Farina.......       -0-          -0-                 -0-           57,000              -0-              -0-
     Mark J. Kadish..........       -0-          -0-                 -0-           51,000              -0-              -0-
     Greg R. Fegley..........       -0-          -0-               1,625           38,575              -0-              -0-
     Donald Hoffman..........       -0-          -0-                 -0-           12,000              -0-              -0-

__________________________

(1) The price of the Common Stock as reported on the Nasdaq National Market at September 30, 1998 was $1.375 per share. The exercise price of the options granted in fiscal 1998 to the Named Executive Officers was $3.375 per share. Mr. Fegley received an additional option grant for 4,877 shares in January 1998 with an exercise price of $5.50 per share.

     The following table sets forth a summary of options to purchase ordinary shares of Securicor ("Securicor Options") exercised during fiscal 1998 and presents the value of unexercised Securicor options at September 30, 1998 held by the Named Executive Officers at such date.

           AGGREGATE SECURICOR OPTION EXERCISES IN LAST FISCAL YEAR
               AND FISCAL YEAR END 1998 SECURICOR OPTION VALUES

                                  Shares                      Number of Securities Underlying       Value of Unexercised In the
                                Acquired on     Value          Unexercised Options at FY-End        Money Options at FY-End (1)
                                                             -----------------------------------  --------------------------------
     Name                        Exercise     Realized ($)     Exercisable       Unexercisable     Exercisable      Unexercisable
                               ------------  --------------  ---------------   -----------------  -------------    ---------------
     Andrew P. Maunder.......       -0-            -0-              -0-              48,970            -0-             $113,610
     William J. Rahe, Jr.....       -0-            -0-              -0-              18,360            -0-             $ 42,595
     Michael C. Farina.......       -0-            -0-              -0-                 -0-            -0-                  -0-
     Mark J. Kadish..........       -0-            -0-              -0-                 -0-            -0-                  -0-
     Greg R. Fegley..........       -0-            -0-              -0-              18,360            -0-             $ 42,595
     Donald Hoffman..........       -0-            -0-              -0-                 -0-            -0-                  -0-

__________________________

(1) All amounts reflect the conversion of British Pounds Sterling to U.S. Dollars at the rate of 0.59 British Pounds Sterling to one U.S. Dollar, the noon exchange rate reported by the Federal Reserve Bank of New York on September 30, 1998.

COMPENSATION OF DIRECTORS

     Each of the Company's Directors, other than Mr. Maunder, is entitled to receive an annual fee for his service on the Board of Directors. Mr. Faulders, Chairman of the Board of Directors, receives an annual fee of $75,000. Messrs. Pearson, Sokell, Wilkinson and Kelly each receive an annual fee of $20,000. In addition, each director is entitled to reimbursement of travel and other expenses incurred in connection with his service as a Director. Pursuant to employment arrangements between Securicor and Mr. Wilkinson, his director's fee is paid to Securicor. Mr. Faulders has been granted options to purchase 25,000 shares of Common Stock under the Company's 1997 Stock Incentive Plan (the "Plan"). Messrs. Pearson, Sokell, Kelly and Wilkinson have each been granted options to purchase 10,000 shares of Common Stock under the Plan.

EMPLOYMENT AGREEMENTS

     In 1994, the Company and Mr. Maunder entered into an agreement regarding Mr. Maunder's employment with the Company, the principal terms of which were set forth in a definitive employment agreement executed on February 10, 1995. Pursuant to this agreement, the Company agreed to employ Mr. Maunder as Chief Executive Officer, subject to the right of the Company to terminate the employment relationship immediately for cause or at any time without cause upon 12 months prior written notice. Mr. Maunder has the right to terminate the agreement upon six months prior notice to the Company. The agreement provides that the Company pay Mr. Maunder an annual base salary ($207,500 as of September 30, 1998) which is subject to annual review. Mr. Maunder is entitled to participate in an incentive bonus program pursuant to which cash payments are calculated based upon performance of the Company and upon individual performance targets and are subject to a maximum payment of 40% of his annual salary. The agreement also entitles Mr. Maunder to standard health and other insurance benefits. As part of his employment agreement, Mr. Maunder is required not to disclose any proprietary information at any time and agreed to non-competition and non-interference covenants that expire 12 months after the termination of his employment. Mr. Maunder's agreement also contains a covenant restricting him from soliciting the Company's customers for a period of six months after termination of his employment.

     The Company has entered into an employment agreement with Mr. Rahe pursuant to which the Company has agreed to employ Mr. Rahe subject to the Company's right to terminate the employment relationship immediately for cause or without cause, upon 12 months prior written notice. The agreement is terminable by Mr. Rahe upon six months prior notice. The agreement specifies that Mr. Rahe shall be paid an annual base salary ($162,000 as of September 30, 1998) that is subject to review by the Company on an annual basis. The agreement also entitles Mr. Rahe to incentive compensation, standard health and other insurance benefits. As part of the agreement, Mr. Rahe has agreed to non-disclosure, non-interference and non-competition covenants, which expire 12 months after termination of employment. The agreement also contains a covenant restricting Mr. Rahe from soliciting the Company's customers for a period of six months after the termination of employment.

     Messrs. Farina and Hoffman were employed under employment agreements until their terminations in July 1998 and December 1998,respectively.

     1997 Stock Incentive Plan

     Under the Plan, a variety of awards, including stock options, stock appreciation rights and restricted and unrestricted stock grants may be made to the Company's employees, officers, consultants and advisors who are expected to contribute to the Company's future growth and success. The Company reserved 450,000 shares of Common Stock for issuance under the Plan. On May 12, 1998, the Board of Directors amended the Plan to increase the number of shares autorized for issuance under the Plan from 450,000 to 1,050,000, and on December 18, 1998, the Board of Directors further amended the Plan to authorize the issuance of 2,000,000 shares of Common Stock, such amendments subject to the approval of stockholders at the Meeting. The Compensation Committee administers the Plan and determines the price and other terms upon which awards shall be made. Stock options may be granted either in the form of incentive stock options or non-qualified stock options. The option exercise price of incentive stock options may not be less than the fair market value of the Common Stock on the date of the grant.

     While the Company currently anticipates that most grants under this Plan will consist of stock options, the Company may grant stock appreciation rights, which represent rights to receive any excess in value of shares of Common Stock over the exercise price; restricted stock awards, which entitle recipients to acquire shares of Common Stock, subject to the right of the Company to repurchase all or a part of such shares at their purchase price in the event that the conditions specified in the award are not satisfied; or unrestricted stock awards, which represent grants of shares to participants free of any restrictions under the Plan. Options or other awards that are granted under the Plan but expire unexercised are available for future grants. Under the terms of the Plan, the Company may not grant options to purchase in excess of 150,000 shares of Common Stock to any one grantee during any fiscal year.

     Employee Stock Purchase Plan

     In July 1997, the Board of Directors adopted an Employee Stock Purchase Plan (the "Stock Purchase Plan") pursuant to which the Company's employees are permitted to purchase an aggregate of up to 300,000 shares of Common Stock. The employee's purchase price is the lower of (a) 85% of the fair market value of a share of the Common Stock on the first day of the Purchase period (as defined) and (b) 85% of the fair market value of a share of the Common stock on the last day of the Purchase period.

OPTION REPRICINGS

     The following table sets forth a summary of options that were repriced during fiscal 1998 held by the Named Executive Officers. Options granted during the twelve months ended September 30, 1997 ("fiscal 1997") were repriced in January 1998. As a result of the repricing, the options held by the Named Executive Officers become exercisable at a price of $5.50 per share in July 1999 and cannot be exercised unless on the date of exercise the closing price of the Common Stock on the Nasdaq National Market equals or exceeds $9.00 per share.


                           10-YEAR OPTION REPRICINGS

                                                                                                              Length of Original
                                                Number of        Market Price       Exercise                    Option Term
                                               Securities        of Stock at     Price at Time                Remaining at Date
                                               Underlying          Time of        of Repricing      New        of Repricing or
                                            Options Repriced    Repricing or         or           Exercise       Amendment
Name                              Date        or Amended          Amendment       Amendment        Price         (In Years)
---------------------------   -----------  ------------------  ---------------  ---------------  ----------  --------------------
Andrew P. Maunder.........      01/12/98         53,333           $5.50           $12.00           $5.50              9.4
William J. Rahe, Jr.......      01/12/98         27,560           $5.50           $12.00           $5.50              9.4
Michael C. Farina.........      01/12/98         27,000           $5.50           $12.00           $5.50              9.4
Mark J. Kadish............      01/12/98         21,000           $5.50           $12.00           $5.50              9.4
Greg R. Fegley............      01/12/98         15,323           $5.50           $12.00           $5.50              9.4
Donald Hoffman............      01/12/98         12,000           $5.50           $12.00           $5.50              9.4

             THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS:

         Robert B. Kelly        Sammy W. Pearson        Trevor Sokell

January 22, 1999

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     From July 1994 to March 1995, Mr. Sokell served as an executive officer of the Company. In addition, from January 1987 until he ended his employment relationship with Securicor in June 1997, Mr. Sokell served in senior management positions with 3Net, first as Managing Director and then as Chairman of its Board of Directors.

     The Company purchased $405,000 worth of products from 3Net during fiscal 1997. In May 1997, the Company transferred all of the stock of 3Net Delaware to 3Net for its nominal book value. Included in the net assets transferred was an obligation to Securicor in the amount of approximately $1.1 million. 3Net Delaware utilized certain office space and systems of the Company for which it has been charged approximately $7,000 per month since its formation. In connection with the Offering, the Company entered into an agreement with 3Net Delaware pursuant to which the Company continued to make available such space and systems in consideration of the payment of $4,500 per month for administrative services and $650 per month for each 3Net Delaware employee located on the Company's premises. These amounts were based upon an estimate of the Company's cost of the space and personnel utilized by 3Net Delaware. This agreement became effective as of May 23, 1997, was renewed on September 30, 1997 and was terminated on December 31, 1997. During fiscal 1998, the Company received payments in the amount of $18,000 from 3Net Delaware.

     3Net was a subsidiary of Securicor until September 1997, at which time Securicor sold 3Net together with 3Net Delaware to an unaffiliated company.

     Mr. Kelly serves as a director of Intek, an affiliate of Securicor, for which he also acts as telecommunications counsel.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee of Axiom Inc. (the "Committee") is pleased to present its report on executive compensation. The report describes the underlying philosophy and objectives of the Company's executive compensation program, the various elements of the program, and the basis for the compensation determinations made by the Committee with respect to executive officers for fiscal 1998.

EXECUTIVE COMPENSATION PHILOSOPHY AND OBJECTIVES

     The fundamental philosophy of the Company is to ensure that executive compensation is linked directly to continuous improvements in corporate performance, the achievement by officers of corporate objectives which are linked to the Company's annual operating plan, and increases in long-term stockholder value.

     The compensation of the Company's top executives is established and reviewed annually by the Committee, which is comprised entirely of non-employee directors. The following guidelines have been adopted by the Committee in making its compensation decisions:

     . Providing a competitive total compensation package that enables the Company to attract and retain key executives.

     . Focusing executive behavior on fulfillment of both short and longer-term business objectives and strategies.

     . Emphasizing stockholders' interest by maintaining variable compensation opportunities directly linked to corporate performance and stock appreciation.

COMPENSATION PROGRAM ELEMENTS FOR FISCAL 1998

     The Company's executive compensation is comprised of three components, as described below. Each component is intended to serve the Company's compensation philosophy and guidelines.

     Base Salary: Base salary levels are established each year through a review of the executive's performance and experience, against industry comparisons including telecommunications equipment companies and other comparable firms in the Mid-Atlantic region. The Committee believes that salaries for the Company's key executives are generally in the median range within this comparison group. The base salaries of Messrs. Maunder and Rahe are established pursuant to employment agreements between these executives and the Company.

     Annual Incentive Compensation: The executive officers of the Company are eligible to receive annual incentive payments. The Compensation Committee generally makes these decisions in October with respect to the upcoming fiscal year. The objective of annual incentive compensation is to deliver competitive levels of total cash compensation (base salary and incentive award) when annual financial and operational accomplishments are made. The specific areas used to measure key executive performance are described below:

     (1)  Individual performance during the year;

     (2) Progress made by the Company in product development, improvements in customer service and sales of products and services; and

     (3) Achievement in reaching Company goals for profitability.

     Each of these factors is considered in evaluating the performance of the Chief Executive Officer ("CEO") and each executive officer. These performance evaluations are reviewed by the Committee for final determination of incentive awards. The performance of the CEO is evaluated by the Committee and based on the overall progress of the CEO and the Company in the specific areas described above viewed retrospectively by the Committee. The Committee set actual incentive awards for fiscal 1998 at a maximum of 40% of base salary for the CEO and 20% of base salary for other executive officers.

     Stock Option Programs: The Committee strongly believes that the interests of stockholders are best served by linking executives' financial success with the Company's stock performance. Therefore, the Company maintains a stock option program pursuant to which the Committee grants stock options to executives with an exercise price equal to the fair market value on the date of grant. The target award for each executive position is based on competitive norms for awarding of stock options. Whether an individual receives more or less than his target grant is based on the result of an individual performance review which measures such individual's overall job performance.

COMPENSATION OF THE CEO AND OTHER EXECUTIVE OFFICERS

     In October 1997, the Committee set salary levels for fiscal 1998 for the Company's executive officers. During fiscal 1998, the Committee awarded Andrew
P. Maunder, the Company's CEO, a bonus with respect to fiscal 1998 of 8.9% of his base salary. Mr. Maunder's bonus was determined based on an assessment of the factors described above.

     The Committee reviewed the performance of the other executive officers against the same key elements that were considered significant in the evaluation of the CEO. Certain of the executive officers were awarded annual bonuses ranging from 4.0% to 11.5% of base salary. Mr. Farina and Mr. Hoffman were awarded bonuses each month based largely on the level of orders for and sales of the Company's products and services during the previous month. Bonuses awarded to these executive officers during fiscal 1998 were 25.8% and 16.5% of base salary, respectively.

THE LEGISLATIVE CAP ON DEDUCTIBILITY OF PAY

     The Internal Revenue Code of 1986, as amended (the "Code") imposes a $1 million dollar limit on the deductibility of pay for executives. The Company's cash compensation level is far below the limit. Therefore, this legislation will not impact current pay levels.

     The Company believes that the stock options granted to their executives are exempt from the limitations of the regulation, because they are a form of "qualified performance-based compensation."

     The foregoing report has been furnished by the members of the Committee who are listed below. No member of the Committee is a current officer or employee of the Company.

             THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS:

         Robert B. Kelly        Sammy W. Pearson        Trevor Sokell

January 22, 1999

STOCK PERFORMANCE GRAPH

     Regular-way trading in the Common Stock commenced in the Nasdaq National Market on July 8, 1997. The following graph compares the Company's cumulative total stockholder return on the Common Stock for a 15 month period (July 8, 1997 to September 30, 1998) with the cumulative total stockholder return of a the Nasdaq Composite Index, the Standard & Poor's 500 Index and an index of peer group companies consisting of providers of billing data systems and related products and services. This peer group is one with which management believes the Company to be most aligned. The graph assumes that $100 was invested in the Common Stock and each index at July 8, 1997 and that any dividends have been reinvested.


                                                          Cumulative Total Return
                                                          -----------------------
                                    7/8/97     9/30/97     12/31/97     3/31/98     6/30/98     9/30/98
                                    ------     -------     --------     -------     -------     -------
     Axiom Inc.                       100          98           33          52          23          11
     Peer Group                       100         103          114         146         165         119
     Nasdaq Stock Market (U.S.)       100         114          106         125         128         116

__________________________

(1)  The Peer Index includes the common stock of the following companies:
     ACE*COMM Corp., CSG Systems International, Inc., ITDS, Inc., LHS Group, Inc., Lightbridge Inc., Saville Systems plc and USCS International, Inc.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The table below sets forth certain information, as of December 31, 1998, regarding the holdings of Common Stock of (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Common Stock, (ii) each director of the Company, (iii) each nominee for director, (iv) the Company's Chief Executive Officer and each of the Company's other "Named Executive Officers," as defined in Item 402(a)(3) of Regulation S-K promulgated by the Securities and Exchange Commission (collectively with the Company's Chief Executive Officer, the "Named Executive Officers") and (v) all directors and executive officers as a group. Unless otherwise specified, the named beneficial owner has sole voting and investment power. The information in the table below was furnished by the persons listed, and constitutes beneficial ownership as defined in regulations of the Securities and Exchange Commission. Shares issuable pursuant to the exercise of stock options are included in the table below if such options were currently exercisable or exercisable by March 1, 1999.

                                                                  AMOUNT AND
                                                                  NATURE OF
                                                                  BENEFICIAL              % OF
                                                                  OWNERSHIP              COMMON
NAME OF BENEFICIAL OWNER                                            (4)                   STOCK
------------------------                                         ------------           --------
Securicor Communications Limited (1)....................            3,476,900               44.7%
Michael L. Moore (2)....................................              491,535                6.3%
Frances Penfold (2).....................................              463,366                6.0%
C. Thomas Faulders, III.................................               49,333                 *
Andrew P. Maunder.......................................               24,477                 *
Sammy W. Pearson........................................               13,833                 *
Trevor Sokell...........................................                9,333                 *
William J. Rahe, Jr.....................................               14,744                 *
Mark J. Kadish (3)......................................               10,100                 *
Michael S. Farina.......................................                6,532                 *
Michael G. Wilkinson (1)................................                3,333                 *
Robert B. Kelly.........................................                3,333                 *
Donald Hoffman..........................................                  -0-                 --
Greg R. Fegley..........................................                8,291                 *
All directors and executive officers as a group
(13 persons)............................................            1,098,210               14.0%

__________________________
* Less than one percent.

(1) The address of Securicor Communications Limited ("Securicor Communications") is Sutton Park House, 15 Carshalton Road, Sutton Surrey, United Kingdom. Mr. Wilkinson may be deemed to own beneficially the shares of Common Stock owned by Securicor Communications by virtue of his role as Director of Securicor Communications. Mr. Wilkinson disclaims beneficial ownership of these shares. Securicor Communications is an indirect wholly-owned subsidiary of Securicor plc, a multinational company based in the United Kingdom ("Securicor").

(2) The number of shares of the Common Stock owned by Mr. Moore and Ms. Penfold is subject to adjustment based on the provisions of the Agreement of Merger and Plan of Reorganization (the "Merger Agreement"), dated May 15, 1998, by and among the Company, AV Technology, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company ("Technology"), Innovative Data Technology, a California corporation ("IDT") and the Shareholders of IDT, pursuant to which IDT was merged into Technology. The Merger Agreement provides that a certain number of the shares of Common Stock issuable to Mr. Moore and Ms. Penfold thereunder may be returned to the Company pursuant to certain post-closing adjustments.

(3)  Includes 100 shares of indirect beneficial ownership.

(4)  Shares issuable upon the exercise of options to purchase the Common Stock:
     Mr. Moore 19,000; Ms. Penfold 13,333; Mr. Faulders 8,333; Mr. Maunder 13,333; Mr. Pearson 3,333; Mr. Sokell 3,333; Mr. Rahe 10,000; Mr. Kadish 10,000; Mr. Wilkinson 3,333; Mr. Kelly 3,333; and Mr. Fegley 8,291.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Prior to the completion of the Company's initial public offering of its Common Stock in July 1997 (the "Offering"), the Company operated as an indirect wholly-owned subsidiary of Securicor and was a member of the Telecoms Sector of the Communications Division of Securicor. Accordingly, Securicor assessed the Company intercompany charges related to group and divisional costs and sales and marketing activities. These charges were based on Securicor's estimate of its total relevant costs for the applicable fiscal year, allocated pro rata based on estimated revenues of each applicable business unit. Upon completion of the Offering, the Company was no longer liable to Securicor for any group or divisional charges. In May 1997, the Company and Securicor entered into an agreement pursuant to which Securicor will provide international sales and marketing services to the Company. For fiscal 1998, total charges from Securicor for these services were $74,000.

     Prior to the completion of the Offering, Securicor, from time to time, advanced funds to the Company to meet the Company's needs for working capital and for other corporate purposes. Such advances were treated as indebtedness of the Company to Securicor, a portion of which bore interest at varying rates ranging from a low of 6.25% per annum to a high of 7.75% per annum. In July 1997, the Company used proceeds of the Offering to repay $22.9 million in Company borrowings from Securicor. At September 30, 1998, the balance of indebtedness to Securicor was $64,000.

     In connection with the Offering, the Company entered into a Registration Rights Agreement pursuant to which Securicor has the right, subject to customary limitations, to: (i) demand registration of the resale of its Common Stock once during each twelve month period at the expense of Securicor for so long as Securicor owns at least 10% of the outstanding Common Stock; and (ii) include its Common Stock in registration statements filed by the Company.

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

        *  10.3   Employment Agreement between the Company and Michael L. Moore, dated May 15, 1998.

           10.4   Employment Agreement between STI and William J. Rahe, Jr., dated February 15, 1995 (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on form S-1, File No. 333-25439).

        *  10.5   Employment Agreement between the Company and Frances Penfold, dated May 15, 1998.

        *  10.6   Employment Agreement between the Company and John Lesinski, dated May 15, 1998.


       EXHIBIT
        NUMBER    TITLE
        ------    -----
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

       *  10.9    Loan and Security Agreement by and between the Company and Silicon Valley Bank, dated December 7, 1998.

       *  10.10   General Purchase Agreement between the Company and Ameritech Services, Inc. dated June 24, 1998.

       *  10.11   General Procurement Agreement between the Company and US West Communications, Inc. dated March 31,
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

       *  21      Subsidiaries of the Registrant.

       *  23.1    Consent of Arthur Andersen LLP.

       *  27      Financial Data Schedule.
                  (EDGAR version only)


________________
* Exhibits previously filed.

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

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AXIOM INC.


Date: January 26, 1999                                                       By:         /s/ ANDREW P. MAUNDER
                                                                               -----------------------------------------
                                                                                              Andrew P. Maunder
                                                                                                President and
                                                                                           Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: January 26, 1999                                                     By:   /s/ C. THOMAS FAULDERS, III
                                                                               -----------------------------------------
                                                                                     C. Thomas Faulders, III
                                                                                     Chairman of the Board

Date: January 26, 1999                                                     By:     /s/ ANDREW P. MAUNDER
                                                                               -----------------------------------------
                                                                                        Andrew P. Maunder
                                                                                          President and
                                                                                     Chief Executive Officer
                                                                                  (Principal Executive Officer)

Date: January 27, 1999                                                     By:         /s/ FRANCES PENFOLD
                                                                               -----------------------------------------
                                                                                           Frances Penfold
                                                                                       Vice President, Finance
                                                                                      (Principal Financial and
                                                                                        (Accounting Officer)

Date: January 27, 1999                                                     By:         /s/ ROBERT B. KELLY
                                                                               -----------------------------------------
                                                                                           Robert B. Kelly
                                                                                              Director

Date: January __, 1999                                                     By:
                                                                               -----------------------------------------
                                                                                            Sammy W. Pearson
                                                                                                Director

Date: January 27, 1999                                                     By:             /s/ TREVOR SOKELL
                                                                               -----------------------------------------
                                                                                               Trevor Sokell
                                                                                                 Director

Date: January ___, 1999                                                    By:
                                                                               -----------------------------------------
                                                                                            Michael J. Wilkinson
                                                                                                  Director
