Form 10-Q
period 1998-12-31
AXIOM INC
filed 1999-02-16
CIK 1037002

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ________________

                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                 FOR QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ............... TO ...............

                        COMMISSION FILE NUMBER 0-22601
                                               -------

                                  AXIOM INC.
            (Exact name of registrant as specified in its charter)

               Delaware                                51-0356153
       (State or Other Jurisdiction           (I.R.S. Employer Identification
     of Incorporation or Organization)                    Number.)


                              4000 MIDLANTIC DRIVE
                          MOUNT LAUREL, NJ  08054-5476
              (Address of principal executive offices)  (Zip Code)

                                 (609) 866-1000
              (Registrant's Telephone Number, Including Area Code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No ___
                                              ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 7,775,249 shares of Common Stock, par value of $.01 per share, were outstanding as of February 16, 1999.

--------------------------------------------------------------------------------

                          AXIOM INC. AND SUBSIDIARIES

                                     Index

                                                                                                             Page
                                                                                                             ----
Part I - Financial Information:

Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheets  as of December 31, 1998 and September 30, 1998........................   3

         Consolidated Statements of Operations - Three Months Ended December 31, 1998 and 1997..............   4

         Consolidated Statements of Cash Flows - Three Months Ended December 31, 1998 and 1997..............   5

         Notes to Consolidated Financial Statements.........................................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............  13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................  18

Part II - Other Information:

Item 1.  Legal Proceedings..................................................................................  18

Item 2.  Changes in Securities..............................................................................  19

Item 3.  Defaults Upon Senior Securities....................................................................  19

Item 4.  Submission of Matters to a Vote of Security Holders................................................  19

Item 5.  Other Information..................................................................................  19

Item 6.  Exhibits and Reports on Form 8-K...................................................................  19
          (a) Exhibits
          (b) Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                                    AXIOM INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
                                                            (UNAUDITED)
                                                                                            DECEMBER 31,     SEPTEMBER 30,
                                                                                                1998              1998
                                                                                          --------------------------------
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...............................................................      $  2,465          $  1,093
  Accounts receivable, net of allowance for doubtful accounts of $3,995 and $3,985                 7,537            11,325
  Inventories.............................................................................         5,483             6,561
  Deferred tax assets.....................................................................           436               436
  Income tax receivable...................................................................           722               722
  Restricted cash.........................................................................           548                --
  Other...................................................................................           560               392
                                                                                          --------------------------------
     Total current assets.................................................................        17,751            20,529
                                                                                          --------------------------------

PROPERTY AND EQUIPMENT
  Computer hardware and software..........................................................         4,360             4,354
  Production and test equipment...........................................................         3,360             3,016
  Furniture fixtures and leasehold improvements...........................................         1,636             1,636
                                                                                           --------------------------------
                                                                                                   9,356             9,006
  Less - Accumulated depreciation and amortization........................................        (5,015)           (4,569)
                                                                                          --------------------------------
     Net property and equipment...........................................................         4,341             4,437
DEFERRED TAX ASSETS.......................................................................         2,502             2,502
RESTRICTED CASH...........................................................................            --               548
OTHER ASSETS..............................................................................           332               334
SOFTWARE DEVELOPMENT COSTS................................................................           709               363
INTANGIBLE ASSETS, net....................................................................           960             1,086
                                                                                          --------------------------------
                                                                                                $ 26,595          $ 29,799
                                                                                          ================================


                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.......................................................      $    319          $    330
  Obligations to Securicor and affiliates.................................................           100                64
  Accounts payable........................................................................         2,067             4,930
  Accrued compensation and related benefits...............................................           863             1,085
  Accrued agent commissions...............................................................           337               353
  Other accrued expenses..................................................................         2,054             1,885
  Deferred revenues.......................................................................         2,374             1,602
                                                                                          --------------------------------
     Total current liabilities............................................................         8,114            10,249
                                                                                          --------------------------------

LONG-TERM LIABILITIES:
  Deferred tax liabilities................................................................           220               220
  Long-term debt..........................................................................           421               499
                                                                                          --------------------------------
     Total long term liabilities..........................................................           641               719
                                                                                          --------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and
   outstanding............................................................................            --                --
  Common stock, $0.01 par value, 25,000,000 shares authorized, 7,775,249 and 7,790,305
   shares issued and outstanding..........................................................            78                78
  Additional paid-in capital..............................................................        37,104            37,156
  Accumulated deficit.....................................................................       (19,335)          (18,397)
  Cumulative translation adjustment.......................................................            (7)               (6)
                                                                                          --------------------------------
     Total stockholders' equity...........................................................        17,840            18,831
                                                                                          --------------------------------
                                                                                                $ 26,595          $ 29,799
                                                                                          ================================


                                 The accompanying notes are an integral part of these statements.

                                                   AXIOM INC. AND SUBSIDIARIES
                                              Consolidated Statements of Operations
                                                          (In thousands)
                                                           (Unaudited)

                                                                                                 For the Three Months Ended
                                                                                                          December 31,
                                                                                            --------------------------------------
                                                                                                  1998                 1997
                                                                                            -----------------      ---------------
REVENUES:
  Equipment  ...........................................................................        $4,549                 $4,748
  Services   ...........................................................................         2,630                  2,180
                                                                                            -----------------      ---------------
       Total revenues  .................................................................         7,179                  6,928
                                                                                            -----------------      ---------------

COST OF REVENUES:
  Equipment  ...........................................................................         2,847                  2,527
  Services   ...........................................................................         1,346                  1,312
                                                                                            -----------------      ---------------
       Total cost of revenues  .........................................................         4,193                  3,839
                                                                                            -----------------      ---------------
       Gross profit  ...................................................................         2,986                  3,089
                                                                                            -----------------      ---------------

OPERATING EXPENSES:
  Research, development and engineering  ...............................................         1,814                  1,954
  Selling, general and administrative  .................................................         2,126                  2,814
                                                                                            -----------------      ---------------
       Total operating expenses  .......................................................         3,940                  4,768
                                                                                            -----------------      ---------------
       Operating loss  .................................................................          (954)                (1,679)
INTEREST INCOME, net (including related party interest)  ...............................             1                     99
OTHER INCOME  ..........................................................................            15                     --
                                                                                            -----------------      ---------------
       Loss before income taxes  .......................................................          (938)                (1,580)
INCOME TAX BENEFIT  ....................................................................            --                    616
NET LOSS  ..............................................................................         $(938)                 $(964)
                                                                                            =================      ===============

BASIC AND DILUTED NET LOSS PER
  COMMON SHARE  ........................................................................        $(0.12)                $(0.15)
                                                                                            =================      ===============

SHARES USED IN COMPUTING BASIC AND DILUTED
  NET LOSS PER COMMON SHARE  ...........................................................         7,782                  6,467
                                                                                            =================      ===============

                                 The accompanying notes are an integral part of these statements.

                                                    AXIOM INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (IN THOUSANDS)
                                                            (UNAUDITED)


                                                                                      FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                                                   -------------------------------------------
                                                                                           1998                     1997
                                                                                   ------------------       ------------------
OPERATING ACTIVITIES:
Net loss...........................................................................           $  (938)                 $  (964)
Adjustments to reconcile net loss to net cash provided by operating activities -
   Depreciation and amortization...................................................               572                      391
   Provision for doubtful accounts.................................................                10                       --
  Changes in assets and liabilities, net -
    Decrease (increase) in -
     Accounts receivable...........................................................             3,726                    3,109
     Inventories...................................................................             1,078                      467
     Other current assets..........................................................              (168)                    (418)
     Other assets..................................................................                 2                       (9)
     Income tax receivable.........................................................                --                     (615)
    Increase (decrease) in -
     Accounts payable..............................................................            (2,863)                  (1,525)
     Accrued compensation and related benefits.....................................              (222)                     118
     Accrued agent commissions.....................................................               (16)                     (93)
     Other accrued expenses........................................................               169                      567
     Deferred revenues.............................................................               772                      511
                                                                                   ------------------       ------------------
       Net cash provided by operating activities...................................             2,122                    1,539
                                                                                   ------------------       ------------------

INVESTING ACTIVITIES:
Purchase of property and equipment.................................................              (350)                    (289)
Capitalized software development costs.............................................              (346)                      --
                                                                                   ------------------       ------------------
       Net cash used in investing activities.......................................              (696)                    (289)
                                                                                   ------------------       ------------------

FINANCING ACTIVITIES:
Payments on long-term debt.........................................................               (89)                     (32)
Advances on obligations to Securicor and affiliates................................                36                      236
Repayment on obligations to Securicor and affiliates...............................                --                     (297)
                                                                                   ------------------       ------------------
       Net cash used in financing activities.......................................               (53)                     (93)
                                                                                   ------------------       ------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH............................................                (1)                      --

NET INCREASE IN CASH AND CASH EQUIVALENTS..........................................             1,372                    1,157
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....................................             1,093                    7,206
                                                                                   ------------------       ------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD...........................................           $ 2,465                  $ 8,363
                                                                                   ==================       ==================


                                  The accompanying notes are an integral part of these statements.

                          AXIOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1. BACKGROUND:

THE COMPANY

     Axiom Inc. (the "Company"), a Delaware corporation, changed its name from Securicor Communications Inc. in May 1997. Through May 1997, the Company's business was conducted through its wholly-owned subsidiary, Securicor Telesciences Inc. ("STI"). On that date, STI merged into the Company. Prior to May 1998, the Company was a majority-owned subsidiary of Securicor Communications Limited ("SCL"), an entity organized under the laws of the United Kingdom and a wholly-owned subsidiary of Securicor plc ("Securicor"), a company organized under the laws of the United Kingdom. As the merger represented a transaction between entities under common control, the net assets of STI were transferred at net book value. Prior to the completion of the Company's initial public offering, Securicor provided the financing requirements for the Company through advances (See Note 6). SCL currently owns approximately 44.7% of the Company's outstanding Common Stock.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

INTERIM FINANCIAL INFORMATION AND SUMMARY FINANCIAL INFORMATION

     The financial statements as of December 31, 1998 and for the three months ended December 31, 1998 and 1997 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of results for these interim periods. The results for the three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the entire year. While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's Form 10-K for the fiscal year ended September 30, 1998.

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

RESTRICTED CASH

     Restricted cash consists of funds to support a standby letter of credit required under a contractual arrangement with one of the Company's customers. Based upon the contractual agreement, this amount will be released on December 31, 1999. Accordingly, this restricted cash is reflected as a current asset as of December 31, 1998.

                          AXIOM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

INVENTORIES

     Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market.

SOFTWARE DEVELOPMENT COSTS

     The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Under SFAS No. 86, costs incurred to create a computer software product are charged to research and development expense as incurred until technological feasibility has been established. The Company establishes technological feasibility upon completion of a detailed program design. At that point, computer software costs are capitalized until the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life, and changes in technology.

     Amortization will begin when the product is released. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated life of the product enhancement.

     Capitalized software development costs consist primarily of salary, consulting, and computer costs incurred to develop new products. During the three months ended December 31, 1998 and 1997, respectively, software development costs of $346,000 and $0 were capitalized. Amortization has not yet begun.

INTANGIBLE ASSETS

     Intangible assets consist of acquired technology, a non-compete agreement and goodwill. Acquired technology, the non-compete agreement and goodwill are amortized over 2 1/2 to 4, 2 and 2 to 7 years, respectively, on a straight-line basis. The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to its net realizable value. As of December 31, 1998, no such write-down was required.

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

     The Company has significant activity with international customers. The current economic and currency situation affecting certain countries, which includes currency devaluation, external support and economic reorganization programs to reduce growth and credit demand, could have a material adverse effect on the Company's operating results.

                          AXIOM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

REVENUE RECOGNITION

     Revenues are generally recognized upon shipment of the equipment. In "bill and hold" transactions, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further significant performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; and the risks of ownership have passed to the customer. There were no outstanding accounts receivable balances relating to "bill and hold" transactions at December 31, 1998 or 1997 or September 30, 1998. Revenues from installation and engineering activities are recognized as services are provided.

     Depending on contract terms and conditions, software license fees are recognized upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. The Company had nominal stand-alone software license fee revenues for the three months ended December 31, 1998 and 1997, respectively, and these amounts are included in equipment revenues. If significant vendor obligations exist at delivery and/or the product is subject to customer acceptance, revenue is deferred until no significant obligations remain and/or acceptance has occurred. If the payment of the license fee is coincident to services which are deemed to be essential to the transaction, the license fee is deferred and recognized using contract accounting over the period during which the services are performed. The Company's software licensing agreements provide for a warranty/customer support (typically 90 days). The portion of the license fee associated with the warranty/ customer support is unbundled from the license fee and is recognized ratably over the warranty period as services revenue.

     The Company offers support agreements to its customers. Revenues from customer support are recognized as services are provided. Services are generally provided ratably over the term of the customer support agreement and are included in services revenue in the accompanying statements of operations.

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES

     Research, development and engineering expenses are charged to expense as incurred. Engineering expenses consist of costs related to the development of new products, enhancements to existing products and the integration of existing products into application specific systems. Beginning during the twelve months ended September 30, 1998 ("fiscal 1998"), certain costs were capitalized. See "Software Development Costs."

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

NET LOSS PER COMMON SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which superseded Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS No. 128 requires dual presentation of basic and diluted net loss per common share for complex capital structures on the face of the statements of operations. According to SFAS No. 128, basic net loss per common share, which replaced primary loss per share, is calculated by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share, which replaced fully diluted loss per share, reflects the potential dilution from the exercise or conversion of securities into shares of common stock, such as stock options. The Company was required to and did adopt SFAS No. 128 during the period ended December 31, 1997, as earlier application was not permitted. As required by SFAS No. 128, all prior-period loss per common share data has been restated to conform with the provisions of this statement.

                          AXIOM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

     The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations:

                                       FOR THE THREE MONTHS ENDED DECEMBER 31,

                                                                LOSS                   SHARES              PER SHARE
                  1998                                       (NUMERATOR)           (DENOMINATOR)            AMOUNT
----------------------------------------------------    ------------------     -------------------     --------------
Basic net loss per common share.....................             $(938,000)              7,782,000             $(0.12)
                                                                                                       ==============
  Dilutive effect of stock options..................                    --                      --
                                                        ------------------     -------------------
Diluted net loss per common share...................             $(938,000)              7,782,000             $(0.12)
                                                        ==================     ===================     ==============
                  1997
----------------------------------------------------
Basic net loss per common share.....................             $(964,000)              6,467,000             $(0.15)
                                                                                                       ==============
  Dilutive effect of stock options..................                    --                      --
                                                        ------------------     -------------------
Diluted net loss per common share...................             $(964,000)              6,467,000             $(0.15)
                                                        ==================     ===================     ==============


     Diluted loss per common share is the same as basic net loss per common share as no additional shares for the potential dilution from the exercise or conversion of securities into shares of common stock are included in the denominator as the result is anti-dilutive due to the Company's losses. Options to purchase 893,114 and 321,366 shares of common stock with a weighted average exercise price of $3.78 and $12.00 per share were outstanding during the three months ended December 31, 1998 and 1997, respectively, but were not included in the computation of diluted net loss per common share.

COMPREHENSIVE INCOME

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with equal prominence as other financial statements. The comprehensive loss for the three months ended December 31, 1998 was $939,000. There were no comprehensive income adjustments for the three months ended December 31, 1997.

                                                       Cumulative
                                                      Translation
                                                      Adjustments
                                                  -----------------
Beginning balance.................................              $(6)
Current period change.............................               (1)
                                                  -----------------
Ending Balance....................................              $(7)
                                                  =================

FOREIGN CURRENCY

     The Company's sales arrangements with international customers are fixed in the amount of U.S. dollars to be received. Since the acquisition of Greendown Software Limited (in February 1998), the name of which was changed to Axiom (Europe) Limited, its sales are denominated in pounds Sterling.

                          AXIOM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

However, this activity has been insignificant to date. Relative to the activity with obligations to Securicor and affiliates, the Company charges the related foreign exchange gains and losses to the statements of operations.

     The assets and liabilities of foreign operations are translated into U.S. dollars using the rates of exchange at the end of the period. The results of operations are translated into U.S. dollars at the average daily exchange rates for the period.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     For the three months ended December 31, 1998 and 1997, the Company paid interest of $19,000 and $3,000, respectively. For the three months ended December 31, 1998 and 1997, income taxes paid by the Company were immaterial.

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

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with current year presentation.

3.  ACCOUNTS RECEIVABLE:

                                                    DECEMBER 31,           SEPTEMBER 30,
                                                        1998                    1998
                                                -----------------       -----------------
Billed..........................................      $10,189,000             $13,970,000
Unbilled........................................        1,343,000               1,340,000
                                                -----------------       -----------------
                                                       11,532,000              15,310,000
Less - allowance for doubtful accounts..........       (3,995,000)             (3,985,000)
                                                -----------------       -----------------
                                                      $ 7,537,000             $11,325,000
                                                =================       =================

     Unbilled accounts receivable includes costs and estimated earnings on contracts in progress which have been recognized as revenues but not yet billed to customers under the provisions of specified contracts.

4.  INVENTORIES:

                                                     DECEMBER 31,           SEPTEMBER 30,
                                                         1998                   1998
                                                  -----------------      -----------------
Raw materials.....................................       $3,751,000             $4,323,000
Work-in-process...................................          812,000                581,000
Finished goods....................................          920,000              1,657,000
                                                  -----------------      -----------------
                                                         $5,483,000             $6,561,000
                                                  =================      =================

                          AXIOM INC. AND SUBSIDIARIES
            Notes To Consolidated Financial Statements (Continued)
                                  (UNAUDITED)

5.  LINE OF CREDIT:

     On December 7, 1998, the Company entered into an agreement with Silicon Valley Bank to establish a $5,000,000 line of credit which the Company is using to meet its short-term borrowing requirements. The amount available under the line of credit is based upon a percentage of eligible accounts receivable, as defined. Interest is charged at Silicon Valley Bank's prime rate plus 1%. Borrowings under the agreement are secured by an interest in substantially all of the Company's assets and require the Company to comply with specified financial and non-financial covenants, as defined. All receivable collections are first applied against any outstanding line of credit balance. The highest principal balance outstanding during the quarter ended December 31, 1998 was $841,000. Interest was charged at a weighted average rate of 8.75% and interest expense was $1,250. No amounts were outstanding under the line of credit at December 31, 1998.

6.  OBLIGATIONS TO SECURICOR AND AFFILIATES:

     Information relative to the Company's obligations to Securicor and affiliates is as follows:

                                                         DECEMBER 31,           SEPTEMBER 30,
                                                              1998                   1998
                                                      -----------------      -----------------
Obligations to Securicor..............................         $100,000                $64,000
Obligations to affiliates.............................               --                     --
                                                      -----------------      -----------------
Total obligations to Securicor and affiliates.........         $100,000                $64,000
                                                      =================      =================

     Prior to the completion of the Offering, the Company was funded through advances from Securicor. Certain advances were interest bearing and were loaned to the Company at a base rate plus 1%. There were no interest bearing advances for the three months ended December 31, 1998 or 1997. As these obligations to Securicor and affiliates are due on demand, this amount is included in current liabilities.


7.  RELATED PARTY TRANSACTIONS:

     During the year ended September 30, 1996, certain key executive officers were granted options to purchase the common stock of Securicor. The aggregate number of options granted to these executive officers which were outstanding as of December 31, 1998 is 85,690. The exercise price of these options is (Pounds)2.45 per share, which was the fair market value of Securicor common stock on the date of grant. These options vest on the third anniversary of the date of grant. These options expire in June 2006, which is ten years from the date of grant.

     From May 1997 to September 1998, the Company and Securicor had an agreement pursuant to which Securicor provided certain international sales and marketing services to the Company. Total charges from Securicor for these services were $20,000 for the three months ended December 31, 1997. In addition, the Company pays each of its directors an annual director's fee of $20,000. The directors fees paid to employees of Securicor are remitted to Securicor. For the three months ended December 31, 1998 and 1997, the Company paid $5,000 related to such fees.

     The Company obtains its Directors and Officers insurance through Securicor. Total Director and Officer insurance expense for the three months ended December 31, 1998 and 1997 was $7,000 and $14,000, respectively.

     From time to time, the Company and Securicor process miscellaneous transactions on behalf of each other which are payable the month following the month incurred. These transactions have been, in the aggregate, immaterial to date.

                          AXIOM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

8.  COMMITMENTS AND CONTINGENCIES:

     The Company is obligated to make certain payments, as defined, to certain key Company employees if such employees are terminated. In addition, certain key employees have performance incentives in the form of cash and equity (in Securicor or an affiliate) related compensation. The Company does not expect to make these payments other than in the normal course of business.

     The Company is party to various claims arising in the ordinary course of business. Although the ultimate outcome of these matters is presently not determinable, management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

     In August 1997, Acxiom Corporation ("Acxiom") filed suit against the Company in the United States District Court for the District of Delaware alleging trademark infringement and dilution under the Lanham Act, as well as related state law causes of action. On November 16, 1998, the District Court rendered its decision that Acxiom was entitled to an order enjoining the Company from making further use of the Axiom name and related injunctive relief. The court also concluded that Acxiom is not entitled to any money damages. The Company and Acxiom have agreed that neither will appeal the Court's decision, and the Company agreed to reimburse Acxiom for ancillary costs in the amount of $50,000.

     Pursuant to the court order, the Company is required to change its name by the end of March 1999. The Company has proposed to amend the Company's Amended and Restated Certificate of Incorporation to change the name of the Company to Telesciences Inc. If the proposed amendment is approved by the stockholders at the Company's Annual Meeting on March 24, 1999, the amendment will become effective when a certificate of amendment of the Company's Amended and Restated Certificate of Incorporation is filed with the Secretary of State of the State of Delaware, which filing is expected to be made promptly following the Annual Meeting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's principal products are billing data collection, transaction data management, revenue assurance, fraud management systems and traffic management systems. The Company also provides professional engineering services for telecommunications service providers.

     The Company's billing data collection and transaction data management systems collect and normalize data from telecommunications switches that connect users of telecommunications networks. They provide data to applications including billing, customer care, marketing, fraud management, data warehousing and network management applications. The Company's systems interface with all major switch types.

     The revenue assurance and fraud management systems help ensure carriers' ability to bill accurately and completely for the services they render and guard against fraudulent use of their networks. The need for such systems is increasing as a result of the complexity in the marketplace introduced by the growing number of telecommunications carriers and their interconnections. The Company provides revenue assurance capabilities through its Sterling Fraud Management System and in Specialized Processing Modules ("SPMs") running on the Sterling Billing Mediation System.

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

     A significant portion of the Company's revenues have been, and are expected to continue to be, derived from substantial orders placed by large organizations, and in particular three Regional Bell Operating Companies ("RBOCs"). Aggregate revenues from US West, Inc., Southwestern Bell Telephone Company and Ameritech Corporation accounted for 41.1% and 56.9% of the Company's total revenues for the three months ended December 31, 1998 and 1997, respectively.

     Domestic revenues are typically generated under cancelable general purchase agreements which provide for the continuing supply of products and services over future years. Pricing is based upon the volume of products ordered. Internationally, the Company typically enters into long-term contracts for the delivery of turn-key systems which include products and services. All sales arrangements with international customers are denominated in U.S. dollars.
Since the acquisition of Greendown Software Limited (in February 1998), which changed its name to Axiom (Europe) Limited, its sales are denominated in pounds Sterling. However, this activity has been insignificant to date. The Company's revenues are difficult to forecast because the purchase of its systems generally involves a significant commitment of capital and management time, which generally results in lengthy sales cycles.

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

     Research, development and engineering expenses consist of payroll and related expenses and other costs associated with the design and development of the Company's products. The majority of these costs are charged to expense as incurred. During fiscal 1998, the Company embarked upon a rearchitecture of its core systems, principally for the Sterling Host Collector. This work is expected to enable the Company to further enhance its product offerings to its existing customer base, as well as new and multi-service providers, which will include companies using new technology such as Asynchronous Transfer Mode and Internet Protocol. The new technology is expected to use object oriented design tools and the latest proven software tools and methods. Due to the nature of this rearchitecture project, the Company is capitalizing the costs of the project and for the three months ended December 31, 1998, the total amount capitalized was $346,000. These software development costs are accounted for under SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." No costs were capitalized during the three months ended December 31, 1997. In fiscal 1999, the Company expects to capitalize approximately $2.0 million of costs under SFAS No. 86 associated with this project.

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

     The Company intends to complete the above process and to be Year 2000 compliant in all material respects by mid-1999. The Company intends to formulate full contingency plans by March 31, 1999 for use if such goal is not met.

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

     Widespread disruptions in the national or international economy, including disruptions affecting the financial markets, resulting from Year 2000 issues or in certain industries, such as disruptions affecting the financial industry and commercial or investment banks, could also have a material adverse impact on the Company. The likelihood and effect of such disruptions is not determinable at this time.

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

     From time to time, the Company may publish statements that are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Such statements are generally identified by the use of forward-looking words and phrases such as "intended", "expects", "anticipates", and "is (or are) expected (or anticipated)." The Private Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to the following important factors:

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


RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 1998 COMPARED TO QUARTER ENDED DECEMBER 31, 1997

     Revenues

     Revenues increased 3.6% to $7.2 million for the quarter ended December 31, 1998 from $6.9 million for the quarter ended December 31, 1997. Sales to RBOC customers were $3.1 million (43% of revenues) during the quarter ended December 31, 1998 compared to $4.0 million (57% of revenues) during the quarter ended December 31, 1997. Other domestic sales, including sales to competitive local exchange carriers ("CLECs") were $2.0 million and $1.4 million during the quarter ended December 31, 1998 and 1997, respectively. International sales were $2.1 million and $1.5 million during the quarter ended December 31, 1998 and 1997, respectively. Equipment revenues were $4.5 million for the quarter ended December 31 1998, a decrease of 4.2% from the $4.7 million of equipment revenues for the quarter ended December 31, 1997. This decrease resulted from reduced equipment sales to RBOC customers partially offset by increased equipment sales to CLECs and international customers. Services revenues increased 20.6% to $2.6 million for the quarter ended December 31, 1998 from $2.2 million for the quarter ended December 31, 1997. Included in services revenues were support contract revenues of $907,000 and $1.0 million during the quarters ended December 31, 1998 and 1997, respectively. Services revenues during the quarter ended December 31, 1998 included $1.2 million of installation services provided to one of the RBOCs.

     Gross Profit

     Gross profit decreased to $3.0 million (41.6% of revenues) for the quarter ended December 31, 1998 from $3.1 million (44.6% of revenues) for the quarter ended December 31, 1997. System sales through channels increased year on year, causing a small reduction in margins. Gross profit related to equipment revenues decreased to $1.7 million (37.4% of revenues) for the quarter ended December 31, 1998 from $2.2 million (46.8% of revenues) for the quarter ended December 31, 1997. The Company has a relatively high fixed cost base which is included in cost of revenues. As a result, fluctuations in revenues have a significant effect on margins. Gross profit from services revenues increased to $1.3 million (48.8% of revenues) for the quarter ended December 31, 1998 from $868,000 (39.8% of revenues) for the quarter ended December 31, 1997. Gross profit from services revenues increased during the quarter ended December 31, 1998 due to the significant installation services provided to one of the RBOCs, which typically yield a higher gross profit.

     Research, Development and Engineering

     Research, development and engineering expenses were $1.8 million and $2.0 million for the quarters ended December 31, 1998 and 1997, respectively. As a percentage of revenues, research, development and engineering expenses decreased during the quarter ended December 31, 1998 to 25.3% from 28.2% for the quarter ended December 31, 1997. Software development costs of $346,000 and $0 were capitalized during the quarters ended December 31, 1998 and 1997, respectively, and therefore, were not charged to research, development and engineering expense.

     Selling, General and Administrative

     Selling, general and administrative expenses were $2.1 million for the quarter ended December 31, 1998, a decrease of 24.4% compared to $2.8 million for the same period in 1997. As a percentage of revenues, selling, general and administrative expenses decreased during the quarter ended December 31, 1998 to 29.6% from 40.6% for the quarter ended December 31, 1997. Primarily, this decrease resulted from the Company's program, instituted in July 1998, to reduce expenses through a reduction in its work force as well as other cost cutting measures. Additionally, during the quarter ended December 31, 1997, legal costs of $100,000 were incurred related to the Acxiom Corporation lawsuit. No such costs were incurred during the quarter ended December 31, 1998. See Part II Item I-Legal-Proceedings.

     Interest Income

     Net interest income was $1,000 and $99,000 for the quarter ended December 31, 1998 and 1997, respectively.

     Income Taxes

     Due to continued losses throughout fiscal 1998, the Company did not record an income tax benefit during the quarter ended December 31, 1998. However, as of December 31, 1998, the Company recorded net deferred tax assets of $2,718,000. Based on an assessment of the Company's taxable earnings history and expected future taxable income, management has determined that it is more likely than not that the net deferred tax assets will be realized in future periods. The Company may be required to provide an additional valuation allowance for this asset in the future if it does not generate sufficient taxable income as planned. Additionally, the ultimate realization of this asset could be negatively impacted by market conditions and other variables not known or anticipated at this time.

     The Company's effective tax rate was 39.0% for the quarter ended December 31, 1997. An income tax benefit of $616,000 was recorded during the quarter ended December 31, 1997.

     Backlog

     The Company's backlog (firm purchase orders for products and services that have not yet been recognized as revenue) was approximately $10.9 million and $7.5 million at December 31, 1998 and December 31, 1997, respectively. Additionally, the Company had $5.5 million in the form of letters of intent at December 31, 1998. The Company normally has a relatively small amount of products and service backlog because ongoing informal communication with its major customers generally enables the Company to anticipate orders and ship products within a relatively short time after the customer's order is received. The Company expects to be able to fill substantially all backlog existing at December 31, 1998 prior to the end of the twelve months ending September 30, 1999 ("fiscal 1999").

LIQUIDITY AND CAPITAL RESOURCES

     The Company completed the Offering in July 1997. Prior to the Offering, the Company had financed its operations primarily with cash generated from operations and borrowings from Securicor. In July 1997, the Company received net proceeds from the Offering of approximately $32.4 million (after deducting underwriters' discounts and commissions and other offering expenses). In August 1997, the Company repaid $22.9 million in Company borrowings from Securicor. As of December 31, 1998, the Company had $2.5 million of cash and cash equivalents, $7.5 million in net trade accounts receivable and $9.6 million of working capital.

     Net cash provided by operating activities was $2.1 million and $1.5 million for the quarter ended December 31, 1998 and 1997, respectively. For the quarter ended December 31, 1998, the major contributors to the net cash provided by operating activities were a decrease in accounts receivable of $3.7 million, a decrease in inventories of $1.1 million and an increase in deferred revenues of $772,000, partially offset by a net loss of $938,000 and a decrease in accounts payable of $2.9 million. For the quarter ended December 31, 1997, amortization and depreciation of $391,000, a decrease in accounts receivable of $3.1 million, a decrease in inventories of $467,000, an increase in deferred revenues of $511,000 and an increase in other accrued expenses of $567,000 were offset by the net loss, an increase in other current assets of $418,000, a $1.5 million decrease in accounts payable and an increase in income tax receivable of $615,000.

     Net cash used in investing activities relating to purchases of property and equipment was $350,000 and $289,000 for the quarters ended December 31, 1998 and 1997, respectively. In addition, the Company capitalized $346,000 of software development costs during the quarter ended December 31, 1998. No such costs were capitalized in 1997.

     Net cash used in financing activities was $53,000 and $93,000 for the quarter ended December 31, 1998 and 1997, respectively.

     On December 7, 1998, the Company entered into an agreement with Silicon Valley Bank to establish a $5,000,000 line of credit which the Company is using to meet its short-term borrowing requirements. The amount available under the line of credit is based upon a percentage of eligible account receivables, as defined. Interest is charged at Silicon Valley Bank's prime rate plus 1%. Borrowings under the agreement are secured by an interest in substantially all of the Company's assets and require the Company to comply with specified financial and non-financial covenants. All receivable collections are first applied against any outstanding line of credit balance. The highest principal balance outstanding during the quarter ended December 31, 1998 was $841,000. Interest was charged at an annual rate of 8.75% and interest expense was $1,250. No amounts were outstanding under the line of credit at December 31, 1998.

     The Company believes that its existing cash balances, cash generated from operations and borrowings under its line of credit will be sufficient to meet the Company's cash requirements into its fiscal year ending September 30, 2000. However, depending upon profitability, its rate of growth and the timing of its collections and other operating factors, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or, if available, on terms satisfactory to the Company.

INFLATION

     To date, inflation has not had a material impact on the Company's financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 1998, the Company's investments consisted of a money market account and an overnight repurchase agreement. The Company does not expect any material loss with respect to its investment portfolio.

FOREIGN CURRENCY RISK

     The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers are denominated in U.S. dollars. Since the acquisition of Greendown Software Limited (in February 1998), which changed its name to Axiom (Europe) Limited, its sales are denominated in pounds Sterling. However, this activity has been insignificant to date.

     Through its subsidiary, Axiom (Europe) Limited, the Company has limited operations in the United Kingdom. Due to this limited activity, the Company does not expect any material loss with respect to foreign currency risk.



PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 1997, Acxiom Corporation ("Acxiom") filed suit against the Company in the United States District Court for the District of Delaware alleging trademark infringement and dilution under the Lanham Act, as well as related state law causes of action. On November 16, 1998, the District Court rendered its decision that Acxiom was entitled to an order enjoining the Company from making further use of the Axiom name and related injunctive relief. The court also concluded that Acxiom is not entitled to any money damages. The Company and Acxiom have agreed that neither will appeal the Court's decision, and the Company agreed to reimburse Acxiom for ancillary costs in the amount of $50,000.

     Pursuant to the court order, the Company is required to change its name by the end of March 1999. The Company has proposed to amend the Company's Amended and Restated Certificate of Incorporation to change the name of the Company to Telesciences, Inc. If the proposed amendment is approved by the stockholders at the Company's Annual Meeting on March 24, 1999, the amendment will become effective when a certificate of amendment of the Company's Amended and Restated Certificate of Incorporation is filed with the Secretary of State of the State of Delaware, which filing is expected to be made promptly following the Annual Meeting.

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of its security holders during the first quarter of fiscal 1999.

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

                                          AXIOM INC.


Dated: February 16, 1999              By:  /s/ Andrew P. Maunder
                                          -------------------------------------
                                                 Andrew P. Maunder
                                         President and Chief Executive Officer
                                           (Principal Executive Officer)

Dated: February 16, 1999              By:  /s/ Frances Penfold
                                          -------------------------------------
                                                Vice President, Finance
                                    (Principal Financial and Accounting Officer)