Form 10-Q
period 1999-03-31
TELESCIENCES INC /DE/
filed 1999-05-12
CIK 1037002

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                               ________________

                                   Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

                 For the quarterly period ended March 31, 1999

                                      or

[ ] Transition Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

       For the transition period from ............... to ...............

                        Commission file number 0-22601
                                               -------

                              Telesciences, Inc.


            (Exact Name of Registrant as Specified in its Charter)



                         Delaware                                                                      51-0356153
(State or Other Jurisdiction of Incorporation or Organization)                          (I.R.S. Employer Identification Number.)

                             4000 Midlantic Drive
                         Mount Laurel, NJ  08054-5476
             (Address of Principal Executive Offices)  (Zip Code)

                                (609) 866-1000
             (Registrant's Telephone Number, Including Area Code)

                           Former Name:  Axiom Inc.
                           ------------------------
                    Former Name, Former Address and Former
                   Fiscal Year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 7,619,265 shares of Common Stock, par value of $.01 per share, were outstanding as of May 12, 1999.

--------------------------------------------------------------------------------

           Telesciences, Inc. (Formerly Axiom Inc.) and Subsidiaries

                                     Index

                                                                                                Page
                                                                                                ----
Part I - Financial Information:

Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets as of March 31, 1999 and September 30, 1998..............    3

          Consolidated Statements of Operations - Three and Six Months Ended March 31,
           1999 and 1998.......................................................................    4

          Consolidated Statements of Cash Flows - Six Months Ended March 31, 1999 and 1998.....    5

          Notes to Consolidated Financial Statements...........................................    6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations   11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...........................   18

Part II - Other Information:

Item 1.   Legal Proceedings....................................................................   19

Item 2.   Changes in Securities................................................................   19

Item 3.   Defaults Upon Senior Securities......................................................   19

Item 4.   Submission of Matters to a Vote of Security Holders..................................   19

Item 5.   Other Information....................................................................   20

Item 6.   Exhibits and Reports on Form 8-K.....................................................   20
          (a)  Exhibits
          (b)  Reports on Form 8-K

Part I.  Financial Information
Item 1.  Consolidated Financial Statements (Unaudited)
           Telesciences, Inc. (Formerly Axiom Inc.) and Subsidiaries
                          Consolidated Balance Sheets
                       (In thousands, except share data)
                                  (Unaudited)

                                                                                             March 31,       September 30,
                                                                                                1999              1998
                                                                                            -------------     ------------
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...............................................................    $  1,842            $  1,093
  Accounts receivable, net of allowance for doubtful accounts of $3,704 and $3,985........       7,182              11,325
  Inventories.............................................................................       5,905               6,561
  Deferred tax assets.....................................................................         436                 436
  Income tax receivable...................................................................          --                 722
  Restricted cash.........................................................................         548                  --
  Other...................................................................................         698                 392
                                                                                            -------------     ------------
     Total current assets.................................................................      16,611              20,529
                                                                                            -------------     ------------
PROPERTY AND EQUIPMENT
  Computer hardware and software..........................................................       4,523               4,354
  Production and test equipment...........................................................       3,456               3,016
  Furniture fixtures and leasehold improvements...........................................       1,638               1,636
                                                                                            -------------     ------------
                                                                                                 9,617               9,006
  Less - Accumulated depreciation and amortization........................................      (5,472)             (4,569)
                                                                                            -------------     ------------
     Net property and equipment...........................................................       4,145               4,437
DEFERRED TAX ASSETS.......................................................................       2,502               2,502
RESTRICTED CASH...........................................................................          --                 548
OTHER ASSETS..............................................................................       1,751               1,783
                                                                                            -------------     ------------
                                                                                              $ 25,009            $ 29,799
                                                                                            =============     ============



                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.......................................................    $    318            $    330
  Obligations to Securicor and affiliates.................................................          44                  64
  Accounts payable........................................................................       2,127               4,930
  Accrued compensation and related benefits...............................................       1,085               1,085
  Accrued agent commissions...............................................................         200                 353
  Other accrued expenses..................................................................       1,564               1,885
  Deferred revenues.......................................................................       3,798               1,602
                                                                                            -------------     ------------
     Total current liabilities............................................................       9,136              10,249
                                                                                            -------------     ------------

LONG-TERM LIABILITIES:
  Deferred tax liabilities................................................................         220                 220
  Long-term debt..........................................................................         340                 499
                                                                                            -------------     ------------
     Total long term liabilities..........................................................         560                 719
                                                                                            -------------     ------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and
   outstanding............................................................................          --                  --
  Common stock, $0.01 par value, 25,000,000 shares authorized, 7,778,268 and 7,790,305
   shares issued and outstanding..........................................................          78                  78
  Additional paid-in capital..............................................................      37,109              37,156
  Accumulated deficit.....................................................................     (21,226)            (18,397)
  Treasury stock, 187,500 shares, at cost.................................................        (644)                 --
  Cumulative translation adjustment.......................................................          (4)                 (6)
                                                                                            -------------     ------------
     Total stockholders' equity...........................................................      15,313              18,831
                                                                                            -------------     ------------
                                                                                              $ 25,009            $ 29,799
                                                                                            =============     ============

       The accompanying notes are an integral part of these statements.

                                         Telesciences, Inc. (Formerly Axiom Inc.) and Subsidiaries
                                                   Consolidated Statements of Operations
                                                              (In thousands)
                                                                (Unaudited)


                                                                    For the Three Months                For the Six Months
                                                                      Ended March 31,                     Ended March 31,
                                                                  -----------------------            -------------------------
                                                                    1999           1998                 1999          1998
                                                                 ----------    ----------           ----------      ----------
    REVENUES:
    Equipment ..............................................      $ 3,477        $ 4,034              $ 8,026         $ 8,782
    Services ...............................................        2,011          2,262                4,641           4,442
                                                                 ----------    ----------           ----------      ----------
       Total revenues ......................................        5,488          6,296               12,667          13,224
                                                                 ----------    ----------           ----------      ----------

  COST OF REVENUES:
      Equipment................................................     2,793          2,648                5,640           5,175
    Services ...............................................        1,039          1,843                2,385           3,155
                                                                 ----------    ----------           ----------      ----------
       Total cost of revenues ..............................        3,832          4,491                8,025           8,330
                                                                 ----------    ----------           ----------      ----------
       Gross Profit ........................................        1,656          1,805                4,642           4,894
                                                                 ----------    ----------           ----------      ----------

  OPERATING EXPENSES:
    Research, development and engineering ..................        1,852          1,918                3,666           3,872
    Selling, general and administrative ....................        1,649          4,120                3,775           6,934
                                                                 ----------    ----------           ----------      ----------
       Total operating expenses ............................        3,501          6,038                7,441          10,806
                                                                 ----------    ----------           ----------      ----------
       Operating loss ......................................       (1,845)        (4,233)              (2,799)         (5,912)
  INTEREST EXPENSE (INCOME), net (including related party
     interest) .............................................            5            (96)                   4            (195)
  OTHER INCOME (EXPENSE) ...................................          (41)            14                  (26)             14
                                                                 ----------    ----------           ----------      ----------
    Loss before income taxes ...............................       (1,891)        (4,123)              (2,829)         (5,703)
  INCOME TAX BENEFIT .......................................          --           1,323                  --            1,939
                                                                 ----------    ----------           ----------      ----------
  NET LOSS .................................................      $(1,891)       $(2,800)             $(2,829)        $(3,764)
                                                                 ==========    ==========           ==========      ==========

  BASIC AND DILUTED NET LOSS PER COMMON SHARE ..............      $ (0.24)       $ (0.43)             $ (0.36)        $ (0.58)
                                                                 ==========    ==========           ==========      ==========

  SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER
     COMMON SHARE ..........................................        7,777          6,467                7,780           6,467
                                                                 ==========    ==========           ==========      ==========


       The accompanying notes are an integral part of these statements.

           Telesciences, Inc. (Formerly Axiom Inc.) and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)



                                                                                           For the Six Months Ended March 31,
                                                                                   ----------------------------------------------
                                                                                            1999                       1998
                                                                                   -------------------        -------------------
OPERATING ACTIVITIES:
Net loss...........................................................................            $(2,829)                   $(3,764)
Adjustments to reconcile net loss to net cash provided by operating activities -
   Depreciation and amortization...................................................              1,078                        673
   Provision for doubtful accounts.................................................                 --                        755
  Changes in assets and liabilities, net -
    Decrease (increase) in -
     Accounts receivable...........................................................              4,091                      2,923
     Inventories...................................................................                656                      1,140
     Other current assets..........................................................               (306)                      (271)
     Other assets..................................................................                 93                        (90)
     Deferred taxes................................................................                 --                     (1,453)
     Income tax receivable.........................................................                722                       (517)
    Increase (decrease) in -
     Accounts payable..............................................................             (2,798)                    (1,321)
     Accrued compensation and related benefits.....................................                 --                        (38)
     Accrued agent commissions.....................................................               (153)                      (142)
     Other accrued expenses........................................................               (321)                       902
     Deferred revenues.............................................................              2,196                      1,340
                                                                                      ----------------        -------------------
       Net cash provided by operating activities...................................              2,429                        137
                                                                                      ----------------        -------------------

INVESTING ACTIVITIES:
Purchase of property and equipment.................................................               (611)                      (847)
Cash paid for acquisition, net.....................................................                 --                        (91)
Capitalized software development costs.............................................               (880)                        --
                                                                                      ----------------        -------------------
       Net cash used in investing activities.......................................             (1,491)                      (938)
                                                                                      ----------------        -------------------

FINANCING ACTIVITIES:
Payments on long-term debt.........................................................               (171)                       (73)
Advances on obligations to Securicor and affiliates................................                 66                        391
Repayment on obligations to Securicor and affiliates...............................                (86)                      (549)
                                                                                      ----------------        -------------------
       Net cash used in financing activities.......................................               (191)                      (231)
                                                                                      ----------------        -------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH............................................                  2                         (2)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............................                749                     (1,034)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....................................              1,093                      7,206
                                                                                      ----------------        -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD...........................................            $ 1,842                    $ 6,172
                                                                                      ================        ===================

       The accompanying notes are an integral part of these statements.

           Telesciences, Inc. (Formerly Axiom Inc.) And Subsidiaries
                  Notes To Consolidated Financial Statements
                                  (Unaudited)



1. Background:

The Company

     Telesciences, Inc. (the "Company"), a Delaware corporation, changed its name from Axiom Inc. in March 1999. Through May 1997, the Company's business was conducted through its wholly-owned subsidiary, Securicor Telesciences Inc. ("STI"). On that date, STI merged into the Company. Prior to May 1998, the Company was a majority-owned subsidiary of Securicor Communications Limited ("SCL"), an entity organized under the laws of the United Kingdom and a wholly-owned subsidiary of Securicor plc ("Securicor"), a company organized under the laws of the United Kingdom. As the merger represented a transaction between entities under common control, the net assets of STI were transferred at net book value. Prior to the completion of the Company's initial public offering, Securicor provided the financing requirements for the Company through advances. SCL currently owns approximately 44.7% of the Company's outstanding Common Stock.

2. Summary Of Significant Accounting Policies:

Interim Financial Information and Summary Financial Information

     The financial statements as of March 31, 1999 and for the three month and six month periods ended March 31, 1999 and 1998 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of results for these interim periods. The results for the six months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year. While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's Form 10-K for the fiscal year ended September 30, 1998, as amended.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Restricted Cash

     Restricted cash consists of funds to support a standby letter of credit required under a contractual arrangement with one of the Company's customers. Based upon the contractual agreement, this amount will be released on December 31, 1999. Accordingly, this restricted cash is reflected as a current asset as of March 31, 1999.

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

           Telesciences, Inc. (Formerly Axiom Inc.) And Subsidiaries
            Notes To Consolidated Financial Statements (Continued)
                                  (Unaudited)


2.  Summary Of Significant Accounting Policies:  (Continued)

     Amortization will begin when the product is released. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated life of the product enhancement.

     Capitalized software development costs consist primarily of salary, consulting, and computer costs incurred to develop new products. During the six months ended March 31, 1999 and 1998, respectively, software development costs of $880,000 and $0 were capitalized. Amortization has not yet begun.

Revenue Recognition

     Revenues are generally recognized upon shipment of the equipment. In "bill and hold" transactions, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further significant performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; and the risks of ownership have passed to the customer. There were no outstanding accounts receivable balances relating to "bill and hold" transactions at March 31, 1999 or September 30, 1998. Revenues from installation and engineering activities are recognized as services are provided.

     Depending on contract terms and conditions, software license fees are recognized upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. The Company had nominal stand-alone software license fee revenues for the six months ended March 31, 1999 and 1998, respectively, and these amounts are included in equipment revenues. If significant vendor obligations exist at delivery and/or the product is subject to customer acceptance, revenue is deferred until no significant obligations remain and/or acceptance has occurred. If the payment of the license fee is coincident to services which are deemed to be essential to the transaction, the license fee is deferred and recognized using contract accounting over the period during which the services are performed. The Company's software licensing agreements provide for a warranty/customer support (typically 90 days). The portion of the license fee associated with the warranty/customer support is unbundled from the license fee and is recognized ratably over the warranty period as services revenue.

     The Company offers support agreements to its customers. Revenues from customer support are recognized as services are provided. Services are generally provided ratably over the term of the customer support agreement and are included in services revenue in the accompanying statements of operations.

Net Loss Per Common Share

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which superseded Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS No. 128 requires dual presentation of basic and diluted net loss per common share for complex capital structures on the face of the statements of operations. According to SFAS No. 128, basic net loss per common share, which replaced primary loss per share, is calculated by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share, which replaced fully diluted loss per common share, reflects the potential dilution from the exercise or conversion of securities into shares of common stock, such as stock options. The Company was required to and did adopt SFAS No. 128 during

           Telesciences, Inc. (Formerly Axiom Inc.) And Subsidiaries
            Notes To Consolidated Financial Statements (Continued)
                                  (Unaudited)


2.  Summary Of Significant Accounting Policies:  (Continued)


the period ended December 31, 1997, as earlier application was not permitted. As required by SFAS No. 128, all prior-period loss per common share data has been restated to conform with the provisions of this statement.

     The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations:

                                            For the Three Months Ended March 31,

                                                                Loss                     Shares                Per Share
                     1999                                    (Numerator)              (Denominator)              Amount
----------------------------------------------------     -------------------      --------------------      ----------------
Basic net loss per common share.....................             $(1,891,000)                7,777,000               $(0.24)
                                                                                                            ===============
  Dilutive effect of stock options..................                      --                        --
                                                         -------------------      --------------------
Diluted net loss per common share...................             $(1,891,000)                7,777,000               $(0.24)
                                                         ===================      ====================      ===============
                        1998
----------------------------------------------------
Basic net loss per common share.....................             $(2,800,000)                6,467,000              $(0.43)
                                                                                                           ===============
  Dilutive effect of stock options..................                      --                        --
                                                         -------------------      --------------------
Diluted net loss per common share...................             $(2,800,000)                6,467,000              $(0.43)
                                                         ===================      ====================     ===============

                                             For the Six Months Ended March 31,

                                                                 Loss                     Shares                Per Share
1999                                                          (Numerator)             (Denominator)              Amount
----------------------------------------------------     -------------------      --------------------      ----------------
Basic net loss per common share.....................             $(2,829,000)                7,780,000               $(0.36)
                                                                                                            ===============
  Dilutive effect of stock options..................                      --                        --
                                                         -------------------      --------------------
Diluted net loss per common share...................             $(2,829,000)                7,780,000               $(0.36)
                                                         ===================      ====================      ===============

                        1998
----------------------------------------------------
Basic net loss per common share.....................             $(3,764,000)                6,467,000              $(0.58)
                                                                                                           ===============
  Dilutive effect of stock options..................                      --                        --
                                                         -------------------      --------------------
Diluted net loss per common share...................             $(3.764,000)                6,467,000              $(0.58)
                                                         ===================      ====================     ===============

     Diluted loss per common share is the same as basic net loss per common share as no additional shares for the potential dilution from the exercise or conversion of securities into shares of common stock are included in the denominator as the result is anti-dilutive due to the Company's losses. Options to purchase 938,316 and 386,176 shares of common stock with a weighted average exercise price of $3.65 and $5.50 per share were outstanding during the three months ended March 31, 1999 and 1998, respectively, but were not included in the computation of diluted net loss per common share.

Comprehensive Income

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with equal prominence as other financial statements. The comprehensive losses for the six months ended March 31, 1999 and 1998 were $2,827,000 and $3,766,000, respectively.

           Telesciences, Inc. (Formerly Axiom Inc.) And Subsidiaries
             Notes To Consolidated Financial Statements (Continued)
                                  (Unaudited)


2.  Summary Of Significant Accounting Policies:  (Continued)


                                                        Cumulative
                                                       Translation
                                                       Adjustments
                                                      --------------
Beginning balance.................................               $(6)
Current period change.............................                 2
                                                      --------------
Ending Balance....................................               $(4)
                                                      ==============

Supplemental Disclosures of Cash Flow Information

     For the six months ended March 31, 1999 and 1998, the Company paid interest of $41,000 and $13,000, respectively. For the six months ended March 31, 1999 and 1998, income taxes paid by the Company were immaterial.

     On May 15, 1998, pursuant to an Agreement of Merger and Plan of Reorganization by and among the Company, AV Technology, Inc., a Delaware corporation ("Technology") and a wholly-owned subsidiary of the Company, Innovative Data Technology, a California corporation ("IDT"), and the Shareholders of IDT (the "Shareholders") IDT was merged into Technology in accordance with the relevant provisions of the California General Corporation Law and the Delaware General Corporation Law (the "Merger"). In connection with the Merger, the Company issued to the Shareholders, in exchange for their shares of common stock of IDT, $1.00 par value, which constituted in the aggregate all of the issued and outstanding common stock of IDT, an aggregate of 1,290,000 shares of the Common Stock. In November 1998, this number of shares was reduced by 15,056 to 1,274,944 based on certain post closing adjustments. In March 1999, the number of shares was further reduced by 187,500 to 1,087,444 based on certain sales amount adjustments, and may be subject to further adjustment. In conjunction with the reduction in shares, the Company reduced its intangibles related to the IDT acquisition and recorded Treasury Stock in the amount of $644,000.

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

Reclassifications

     Certain prior year amounts have been reclassified to conform with current year presentation.

3.  Accounts Receivable:

                                                      March 31,               September 30,
                                                        1999                       1998
                                                 -----------------         -----------------
Billed..........................................       $ 9,543,000               $13,970,000
Unbilled........................................         1,343,000                 1,340,000
                                                 -----------------         -----------------
                                                        10,886,000                15,310,000
Less - allowance for doubtful accounts..........        (3,704,000)               (3,985,000)
                                                 -----------------         -----------------
                                                       $ 7,182,000               $11,325,000
                                                 =================         =================

           Telesciences, Inc. (Formerly Axiom Inc.) And Subsidiaries
             Notes To Consolidated Financial Statements (Continued)
                                  (Unaudited)


4.  Inventories:

                                                      March 31,               September 30,
                                                        1999                      1998
                                                   -----------------        -----------------
Raw materials.....................................        $4,177,000               $4,323,000
Work-in-process...................................           461,000                  581,000
Finished goods....................................         1,267,000                1,657,000
                                                   -----------------        -----------------
                                                          $5,905,000               $6,561,000
                                                   =================        =================

5.  Line Of Credit:

     On December 7, 1998, the Company entered into an agreement with Silicon Valley Bank to establish a $5,000,000 line of credit (the "Line of Credit") which the Company is using to meet its short-term borrowing requirements. The amount available under the Line of Credit is based upon a percentage of eligible accounts receivable, as defined. Interest is charged at Silicon Valley Bank's prime rate plus 1%. Borrowings under the Line of Credit are secured by an interest in substantially all of the Company's assets. Under the Line of Credit, the Company is required to comply with specified financial and non-financial covenants, as defined. The Company intends to seek amendments to certain of these covenants to enhance availability under the Line of Credit. In this connection, the Company's largest stockholder has indicated a willingness to provide a partial guarantee of the Line of Credit, subject to agreement with Silicon Valley Bank on the terms of such guarantee. However, there is no assurance that such a guarantee will be given or that any covenants will be amended and, accordingly, there is no assurance as to the extent, if any, of the continued availability of the Line of Credit. All receivable collections are first applied against any outstanding balance under the Line of Credit. The highest principal balance outstanding during the quarter ended March 31, 1999 was $264,000. Interest was charged at a weighted average rate of 8.75% and interest expense was $5,900. No amounts were outstanding under the line of credit at March 31, 1999.


6.  Commitments And Contingencies:

     The Company is obligated to make certain payments to certain key Company employees if such employees are terminated. In addition, certain key employees have performance incentives in the form of cash and equity (in Securicor or an affiliate) related compensation. The Company does not expect to make these payments other than in the normal course of business.

     The Company is party to various claims arising in the ordinary course of business. Although the ultimate outcome of these matters is presently not determinable, management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

     In August 1997, Acxiom Corporation ("Acxiom") filed suit against the Company in the United States District Court for the District of Delaware alleging trademark infringement and dilution under the Lanham Act, as well as related state law causes of action. On November 16, 1998, the District Court rendered its decision that Acxiom was entitled to an order enjoining the Company from making further use of the Axiom name and related injunctive relief. The court also concluded that Acxiom was not entitled to any money damages. The Company and Acxiom agreed that neither would appeal the Court's decision, and the Company agreed to reimburse Acxiom for ancillary costs in the amount of $50,000.

     Pursuant to the court order, on March 30, 1999, the Company amended its Amended and Restated Certificate of Incorporation to change the name of the Company from Axiom Inc. to Telesciences, Inc. In connection with the name change, the Company's symbol on the Nasdaq National Market was changed to TLSI, effective March 31, 1999.

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

     A significant portion of the Company's revenues have been, and are expected to continue to be, derived from substantial orders placed by large organizations, and in particular three Regional Bell Operating Companies ("RBOCs"). Aggregate revenues from US West, Inc., Southwestern Bell Telephone Company and Ameritech Corporation accounted for 40.6% and 60.0% of the Company's total revenues for the six months ended March 31, 1999 and 1998, respectively.

     Domestic revenues are typically generated under cancelable general purchase agreements which provide for the continuing supply of products and services over future years. Pricing is based upon the volume of products ordered. Internationally, the Company typically enters into long-term contracts for the delivery of turnkey systems which include products and services. All sales arrangements with international customers are denominated in U.S. dollars.
Sales of Greendown Software Limited, which was acquired by the Company in February 1998, and which subsequently changed its name to Telesciences, Europe Ltd. ("Telesciences, Europe"), are denominated in pounds Sterling. These sales have been insignificant to date. The Company's revenues are difficult to forecast because the purchase of its systems generally involves a significant commitment of capital and management time, which often results in lengthy sales cycles.

     Quarterly revenues are subject to substantial fluctuations due primarily to the Company's concentration of customers and the timing of orders received. The timing of orders is, in part, dependent on the timing of the Company's customers' annual budget process. Prior to fiscal 1998, the Company's first and second fiscal quarters generated a lower level of revenues compared to the Company's third and fourth fiscal quarters, by which time the Company's customers typically approve their budgets. Historically, product and service backlog has been a relatively small amount and the majority is fulfilled within three months. Because of its close links to, and ongoing communications with, its customers, the Company generally is able to plan for product demand and, when the order is received, ship its products within a relatively short time period thereafter.

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

     Research, development and engineering expenses consist of payroll and related expenses and other costs associated with the design and development of the Company's products. The majority of these costs are charged to expense as incurred. During fiscal 1998, the Company embarked upon a rearchitecture of its core systems, principally for the Sterling Host Collector. This work is expected to enable the Company to further enhance its product offerings to its existing customer base, as well as new and multi-service providers, which will include companies using new technology such as Asynchronous Transfer Mode and Internet Protocol. The new technology is expected to use object oriented design tools and the latest proven software tools and methods. Due to the nature of this rearchitecture project, the Company is capitalizing the costs of the project and for the six months ended March 31, 1999, the total amount capitalized was $880,000. These software development costs are accounted for under SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." No costs were capitalized during the six months ended March 31, 1998. In fiscal 1999, the Company expects to capitalize approximately $1.6 million of costs under SFAS No. 86 associated with this project.

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

Disclosure Concerning Forward-Looking Statements

     From time to time, the Company may publish statements that are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Such statements are generally identified by the use of forward-looking words and phrases such as "intended," "expects," "anticipates," and "is (or are) expected (or anticipated)." The Private Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to the following important factors:

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


Results of Operations

Quarter ended March 31, 1999 Compared to Quarter ended March 31, 1998

     Revenues

     Revenues decreased 12.8% to $5.5 million for the quarter ended March 31, 1999 from $6.3 million for the quarter ended March 31, 1998. The mix in sales by customer type in the quarter varied significantly from the prior year. RBOC sales, which were relatively high in 1998 due to sales of the data server product, were lower at $2.2 million compared with $5.0 million in the previous year. However, this reduction was, in large part, offset by increases in international sales, from $1.1 million to $2.2 million, and sales through channels which increased from $0 to $800,000. Equipment revenues were $3.5 million for the quarter ended March 31 1999, a decrease of 13.8% from the $4.0 million of equipment revenues for the quarter ended March 31, 1998.. Services revenues decreased 11.1% to $2.0 million for the quarter ended March 31, 1999 from $2.3 million for the quarter ended March 31, 1998.

     Gross Profit

     Gross profit decreased to $1.7 million for the quarter ended March 31, 1999 from $1.8 million for the quarter ended March 31, 1998. This decrease was primarily caused by an increase in system sales through channels, which caused a small reduction in margins. Gross profit related to equipment revenues decreased to $684,000 for the quarter ended March 31, 1999 from $1.4 million for the quarter ended March 31, 1998. The Company has a relatively high fixed cost base which is included in cost of revenues. As a result, fluctuations in revenues have a significant effect on margins. Gross profit from services revenues increased to $972,000 for the quarter ended March 31, 1999 from $419,000 for the quarter ended March 31, 1998. Gross profit from services revenues increased during the quarter ended March 31, 1999 due to installation services provided to one of the RBOCs.

     Research, Development and Engineering

     Research, development and engineering expenses were $1.9 million for each of the quarters ended March 31, 1999 and 1998. As a percentage of revenues, research, development and engineering expenses increased during the quarter ended March 31, 1999 to 33.7% from 30.1% for the quarter ended March 31, 1998. Software development costs of $534,000 and $0 were capitalized during the quarters ended March 31, 1999 and 1998, respectively, and therefore, were not charged to research, development and engineering expense. In 1999, engineering related to the new products acquired as part of the Company's acquisitions in 1998 were included, whereas these costs did not occur in the same period in 1998.

     Selling, General and Administrative

     Selling, general and administrative expenses were $1.6 million for the quarter ended March 31, 1999, a decrease of 60.0% compared to $4.1 million for the same period in 1998. As a percentage of revenues, selling, general and administrative expenses decreased during the quarter ended March 31, 1999 to 30.0% from 65.4% for the quarter ended March 31, 1998. Primarily, this decrease resulted from the Company's program, instituted in July 1998, to reduce expenses through a reduction in its work force, as well as other cost cutting measures. Additionally, during the quarter ended March 31, 1998, there was an increase to the allowance for bad debts of approximately $700,000 as a result of the uncertainty in the Company's Asian markets and legal costs of $270,000 related to the Acxiom lawsuit. No such costs were incurred during the quarter ended March 31, 1999. See Part II Item I - Legal Proceedings.

     Interest Expense and Income

     Net interest expense was $5,000 for the quarter ended March 31, 1999. Net interest income was $96,000 for the quarter ended March 31, 1998.

     Income Taxes

     Due to continued losses throughout the twelve months ended September 30, 1998 ("fiscal 1998"), the Company did not record an income tax benefit during the quarter ended March 31, 1999. However, as of March 31, 1999, the Company recorded net deferred tax assets of $2,718,000. Based on an assessment of the Company's taxable earnings history and expected future taxable income, management has determined that it is more likely than not that the net deferred tax assets will be realized in future periods. The Company may be required to provide an additional valuation allowance for this asset in the future if it does not generate sufficient taxable income as planned. Additionally, the ultimate realization of this asset could be negatively impacted by market conditions and other variables not known or anticipated at this time.

     The Company's effective tax rate was 32.1% for the quarter ended March 31, 1998. An income tax benefit of $1.3 million was recorded during the quarter ended March 31, 1998.

Six Months ended March 31, 1999 Compared to Six Months Ended March 31, 1998

     Revenues

     Revenues decreased 4.2% to $12.7 million for the six months ended March 31, 1999 from $13.2 million for the six months ended March 31, 1998. The mix in sales by customer type in the six months varied significantly from the prior year. RBOC sales reduced from $8.9 million to $5.3 million. In 1998, significant sales of the data server product to the RBOCs and project engineering services to US West accounted for much of the total and these were not at the same level in 1999. However, sales through channels, such as NEC, increased from $600,000 to $1.1 million, sales to other domestic customers increased from $1.0 million to $1.9 million and international sales increased from $2.7 million to $4.4 million. Equipment revenues were $8.0 million for the six months ended March 31 1999, a decrease of 8.6% from the $8.8 million of equipment revenues for the six months ended March 31, 1998. Services revenues increased 4.5% to $4.6 million for the six months ended March 31, 1999 from $4.4 million for the six months ended March 31, 1998.

     Gross Profit

     Gross profit decreased to $4.6 million for the six months ended March 31, 1999 from $4.9 million for the six months ended March 31, 1998. Gross profit related to equipment revenues decreased to $2.4 million for the six months ended March 31, 1999 from $3.6 million for the six months ended March 31, 1998. The Company has a relatively high fixed cost base which is included in cost of revenues. As a result, fluctuations in revenues have a significant effect on margins. Gross profit from services revenues increased to $2.3 million for the six months ended March 31, 1999 from $1.3 million for the six months ended March 31, 1998. Gross profit from services revenues increased during the six months ended March 31, 1999 due to the significant installation services provided to one of the RBOCs.

     Research, Development and Engineering

     Research, development and engineering expenses were $3.7 million and $3.9 million for the six months ended March 31, 1999 and 1998. As a percentage of revenues, research, development and engineering expenses decreased during the six months ended March 31, 1999 to 28.9% from 29.3% for the six months ended March 31, 1998. Software development costs of $880,000 and $0 were capitalized during the six months ended March 31, 1999 and 1998, respectively, and therefore, were not charged to research, development and engineering expense.
In 1999, engineering related to the new products acquired as part of the Company's acquisitions in 1998 were included, whereas these costs did not occurr in the same period in 1998.

     Selling, General and Administrative

     Selling, general and administrative expenses were $3.8 million for the six months ended March 31, 1999, a decrease of 45.6% compared to $6.9 million for the same period in 1998. As a percentage of revenues, selling, general and administrative expenses decreased during the six months ended March 31, 1999 to 29.8% from 52.4% for the six months ended March 31, 1998. Primarily, this decrease resulted from the Company's program, instituted in July 1998, to reduce expenses through a reduction in its work force, as well as other cost cutting measures. Additionally, during the six months ended March 31, 1998, there was an increase to the allowance for bad debts of approximately $700,000 as a result of the uncertainty in the Company's Asian markets and legal costs of $370,000 related to the Acxiom Corporation lawsuit. No such costs were incurred during the six months ended March 31, 1999. See Part II Item I - Legal Proceedings.

     Interest Expense and Income

     Net interest expense was $4,000 income for the six months ended March 31, 1999. Net interest income was $195,000 for the six months ended March 31, 1998.

     Income Taxes

     Due to continued losses throughout fiscal 1998 and the first quarter of the twelve months ending September 30, 1999 ("fiscal 1999") , the Company did not record an income tax benefit during the six months ended March 31, 1999. However, as of March 31, 1999, the Company recorded net deferred tax assets of $2,718,000. Based on an assessment of the Company's taxable earnings history and expected future taxable income, management has determined that it is more likely than not that the net deferred tax assets will be realized in future periods. The Company may be required to provide an additional valuation allowance for this asset in the future if it does not generate sufficient taxable income as planned. Additionally, the ultimate realization of this asset could be negatively impacted by market conditions and other variables not known or anticipated at this time.

     The Company's effective tax rate was 39.0% for the six months ended March 31, 1998. An income tax benefit of $1.9 million was recorded during the six months ended March 31, 1998.

     Backlog

     The Company's backlog (firm purchase orders for products and services that have not yet been recognized as revenue) was approximately $9.0 million and $7.4 million at March 31, 1999 and March 31, 1998, respectively. The Company normally has a relatively small amount of product and service backlog because ongoing informal communication with its major customers generally enables the Company to anticipate orders and ship products within a relatively short time after the customer's order is received. The Company expects to be able to fulfill substantially all backlog existing at March 31, 1999 prior to the end of fiscal 1999.

Liquidity and Capital Resources

     The Company completed the initial public offering of its Common Stock (the "Offering") in July 1997. Prior to the Offering, the Company had financed its operations primarily with cash generated from operations and borrowings from Securicor. In July 1997, the Company received net proceeds from the Offering of approximately $32.4 million (after deducting underwriters' discounts and commissions and other offering expenses). In August 1997, the Company repaid $22.9 million in Company borrowings from Securicor. As of March 31, 1999, the Company had $1.8 million of cash and cash equivalents, $7.2 million in net trade accounts receivable and $7.5 million of working capital.

     Net cash provided by operating activities was $2.4 million and $137,000 for the six months ended March 31, 1999 and 1998, respectively. For the six months ended March 31, 1999, the major contributors to the net cash provided by operating activities were a decrease in accounts receivable of $4.1 million, amortization and depreciation of $1.1 million, a decrease in inventories of $656,000, a decrease to income tax receivable of $722,000 and an increase in deferred revenues of $2.2 million, partially offset by a net loss of $2.8 million and a decrease in accounts payable of $2.8 million. For the six months ended March 31, 1998, amortization and depreciation of $673,000, a decrease in accounts receivable of $2.9 million, a decrease in inventories of $1.1 million, an increase in deferred revenues of $1.3 million and an increase in other accrued expenses of $902,000 were offset by the net loss of $3.8 million, an increase in other current assets of $271,000, a decrease in accounts payable, accrued compensation and related benefits, and accrued agent commissions of $1.5 million and an increase in income tax receivable of $517,000.

     Net cash used in investing activities relating to purchases of property and equipment was $611,000 and $847,000 for the six months ended March 31, 1999 and 1998, respectively. In addition, the Company capitalized $880,000 of software development costs during the six months ended March 31, 1999. No such costs were capitalized in 1998. During the quarter ended March 31, 1998, the Company acquired Telesciences, Europe for a net cash outlay of $91,000.

     Net cash used in financing activities was $191,000 and $231,000 for the six months ended March 31, 1999 and 1998, respectively.

     On December 7, 1998, the Company entered into an agreement with Silicon Valley Bank to establish a $5,000,000 line of credit (the "Line of Credit") which the Company is using to meet its short-term borrowing requirements. The amount available under the Line of Credit is based upon a percentage of eligible accounts receivable, as defined. Interest is charged at Silicon Valley Bank's prime rate plus 1%. Borrowings under the Line of Credit are secured by an interest in substantially all of the Company's assets. Under the Line of Credit, the Company is required to comply with specified financial and non-financial covenants, as defined. The Company intends to seek amendments to certain of these covenants to enhance availability under the Line of Credit. In this connection, the Company's largest stockholder has indicated a willingness to provide a partial guarantee of the Line of Credit, subject to agreement with Silicon Valley Bank on the terms of such guarantee. However, there is no assurance that such a guarantee will be given or that any covenants will be amended and, accordingly, there is no assurance as to the extent, if any, of the continued availability of the Line of Credit. All receivable collections are first applied against any outstanding balance under the Line of Credit. The highest principal balance outstanding during the quarter ended March 31, 1999 was $264,000. Interest was charged at a weighted average rate of 8.75% and interest expense was $5,900. No amounts were outstanding under the Line of Credit at March 31, 1999.

     The Company believes that its existing cash balances, cash generated from operations and borrowings under the Line of Credit will be sufficient to meet the Company's cash requirements into its fiscal year ending September 30, 2000. However, depending upon profitability, its rate of growth and the timing of its collections and other operating factors, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or, if available, will be on terms satisfactory to the Company.

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

Status

     The Company believes that all of its internal systems are currently Year 2000 compliant in all material respects, or will be Year 2000 compliant in all material respects, by mid-1999. It is anticipated that additional minor Year 2000 problems will be identified and continuing efforts will be required to validate the internal systems for Year 2000 compliance.

     The Company believes that its internal telephone system is Year 2000 compliant. The Company expects to complete Year 2000 compliance testing on the telephone system by September 1999. The Company does not expect that there will be a material cost to the Company in the event that software must be upgraded.

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

Costs

     The total cost to the Company of making its systems Year 2000 compliant is currently estimated to be less than $500,000, of which the Company has already incurred approximately $302,000. The cost for replacement of the equipment and software will be capitalized and depreciated over their respective expected useful lives. Any assets that will be replaced are fully depreciated at this time. Furthermore, all costs related to software modification, as well as all costs associated with the Company's administration of its Year 2000 project, are being expensed as incurred and are likewise included in the cost estimate above.

Risks Associated with the Year 2000 Problem

     The Company utilizes computer systems in many aspects of its business. As noted, the Company's critical systems are Year 2000 compliant in all material respects, or are expected to be so no later than mid-1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of March 31, 1999, the Company's investments consisted of a money market account and an overnight repurchase agreement. The Company does not expect any material loss with respect to its investment portfolio.

Foreign Currency Risk

     The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers are denominated in U.S. dollars. Sales of Telesciences, Europe are denominated in pounds Sterling. These sales have been insignificant to date.

     Through its subsidiary, Telesciences, Europe, the Company has limited operations in the United Kingdom. Due to this limited activity, the Company does not expect any material loss with respect to foreign currency risk.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In August 1997, Acxiom filed suit against the Company in the United States District Court for the District of Delaware alleging trademark infringement and dilution under the Lanham Act, as well as related state law causes of action.
On November 16, 1998, the District Court rendered its decision that Acxiom was entitled to an order enjoining the Company from making further use of the Axiom name and related injunctive relief. The court also concluded that Acxiom was not entitled to any money damages. The Company and Acxiom agreed that neither would appeal the Court's decision, and the Company agreed to reimburse Acxiom for ancillary costs in the amount of $50,000.

     Pursuant to the court order, on March 30, 1999, the Company amended its Amended and Restated Certificate of Incorporation to change the name of the Company from Axiom Inc. to Telesciences, Inc. In connection with the name change, the Company's symbol on the Nasdaq National Market was changed to TLSI, effective March 31, 1999.

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 24, 1999, the Company held its Annual Meeting of Stockholders for 1999. The total number of shares of Common Stock represented at the Annual Meeting was 7,218,105, constituting a quorum. The holders of the Company's Common Stock voted on the following proposals:

     1. The election of all six members of the Company's Board of Directors. All six nominees of the Board of Directors were reelected. The following is a report of the votes cast at the Annual Meeting for each nominee for director:

                                                                                           Withhold
          Nominee Name                                             Votes For               Authority
          ------------                                         ----------------        ----------------
          C. Thomas Faulders, III............................         7,090,272                 127,732
          Andrew P. Maunder..................................         7,058,688                 159,316
          Robert B. Kelly....................................         7,086,447                 131,557
          Sammy W. Pearson...................................         7,090,998                 127,007
          Trevor Sokell......................................         7,075,313                 142,691
          Michael G. Wilkinson...............................         7,089,447                 128,557

     2. Proposals to amend (a) Section 2-7 (relating to actions at stockholders meetings generally), (b) Section 3-10 (relating to removal of directors) and (c) Article X (relating to amendments of the by-laws) of the Company's Amended and Restated Bylaws, in each case to change the affirmative vote required to approve matters coming before meetings of the Company's stockholders (other than the election of directors, who shall be elected by a plurality) from two-thirds of all votes entitled to be cast at such meeting (whether or not holders of such shares are present in person or represented by proxy at the meeting) to a majority of shares present in person or represented by proxy at the meeting and entitled to vote on the subject matter, or such greater vote as may be required by applicable law. The three proposals were approved. The following is a report of the votes cast at the Annual Meeting for each of the proposals:


          Amendment                                     FOR                   AGAINST               ABSTAIN
          --------------------------------------   ---------------        ----------------       ----------------
          (A) Section 2-7.......................       5,374,726               302,841                23,500
          (B) Section 3-10......................       5,312,576               289,291                99,200
          (C) Article X.........................       5,385,681               290,191                25,195

     3. A proposal to amend the Company's 1997 Stock Incentive Plan (the "Plan") to increase the number of shares of Common Stock available for grants under the Plan from 450,000 to 2,000,000. The proposal was approved. The following is a report of the votes cast at the Annual Meeting for the proposal:

                 FOR             AGAINST         ABSTAIN
              ----------       -----------     -----------
               5,237,749         430,836          32,482

     4. A proposal to amend the Company's Amended and Restated Certificate of Incorporation to change the name of the Company to Telesciences, Inc. The proposal was approved. The following is a report of the votes cast at the Annual Meeting for the proposal:

                 FOR             AGAINST         ABSTAIN
              ----------       -----------     -----------
               7,088,215         114,199          13,400

     5. A proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending September 30, 1999. The proposal was approved. The following is a report of the votes cast at the Annual Meeting for the proposal:

                 FOR             AGAINST         ABSTAIN
              ----------       -----------     -----------
               6,993,768         207,467          14,135


ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

                3.1 Amended and Restated Certificate of Incorporation of the Company, as amended to the date hereof.

                3.2 Amended and Restated By-Laws of the Company, as amended to the date hereof.

                27   Financial Data Schedule (EDGAR only)

           (b)  Reports on Form 8-K
                None

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Telesciences, Inc.


Dated: May 12, 1999              By:          /s/ Andrew P. Maunder
                                    --------------------------------------------
                                                   Andrew P. Maunder
                                         President and Chief Executive Officer
                                             (Principal Executive Officer)

Dated: May 12, 1999             By:             /s/ Frances Penfold
                                   ---------------------------------------------
                                               Vice President, Finance
                                    (Principal Financial and Accounting Officer)