Form 10-Q
period 1999-06-30
TELESCIENCES INC /DE/
filed 1999-08-12
CIK 1037002

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ________________

                                   FORM 10-Q

(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                      or

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

       For the transition period from ............... to ...............

                        Commission file number 0-22601
                                               -------

                              TELESCIENCES, INC.

            (Exact Name of Registrant as Specified in its Charter)

            Delaware                                 51-0356153
     (State or Other Jurisdiction                 (I.R.S. Employer
   of Incorporation or Organization)           Identification Number.)

                             4000 Midlantic Drive
                         Mount Laurel, NJ  08054-5476
             (Address of Principal Executive Offices) (Zip Code)

                                (856) 866-1000
             (Registrant's Telephone Number, Including Area Code)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 7,625,576 shares of Common Stock, par value of $.01 per share, were outstanding as of August 12, 1999.

================================================================================

                      Telesciences, Inc. And Subsidiaries

                                     Index

                                                                                                   Page
                                                                                                   ----
Part I -  Financial Information:

Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets as of June 30, 1999 and September 30,
             1998...............................................................................      3

          Consolidated Statements of Operations - Three and Nine Months Ended
             June 30, 1999 and 1998.............................................................      4

          Consolidated Statements of Cash Flows - Nine Months Ended June 30, 1999
             and 1998...........................................................................      5

          Notes to Consolidated Financial Statements............................................      6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.     11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk............................     18

Part II - Other Information:

Item 1.   Legal Proceedings.....................................................................     19

Item 2.   Changes in Securities and Use of Proceeds.............................................     19

Item 3.   Defaults Upon Senior Securities.......................................................     19

Item 4.   Submission of Matters to a Vote of Security Holders...................................     19

Item 5.   Other Information.....................................................................     19

Item 6.   Exhibits and Reports on Form 8-K......................................................     19
          (a)  Exhibits
          (b)  Reports on Form 8-K

Part I. Financial Information
Item 1. Consolidated Financial Statements (Unaudited)

                      Telesciences, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                      (In thousands, except share data)
                                  (Unaudited)

                                                                                              June 30,       September 30,
                                                                                               1999              1998
                                                                                             ----------      ------------
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...............................................................   $    272          $  1,093
  Accounts receivable, net of allowance for doubtful accounts of $955 and $3,985..........      5,428            11,325
  Inventories.............................................................................      5,130             6,561
  Deferred tax assets.....................................................................        436               436
  Income tax receivable...................................................................         --               722
  Restricted cash.........................................................................        548                --
  Other...................................................................................        475               392
                                                                                             ----------      ------------
     Total current assets.................................................................     12,289            20,529
                                                                                             ----------      ------------

PROPERTY AND EQUIPMENT
  Computer hardware and software..........................................................      4,536             4,354
  Production and test equipment...........................................................      3,574             3,016
  Furniture fixtures and leasehold improvements...........................................      1,642             1,636
                                                                                             ----------      ------------
                                                                                                9,752             9,006
  Less - Accumulated depreciation and amortization........................................     (5,935)           (4,569)
                                                                                             ----------      ------------
     Net property and equipment...........................................................      3,817             4,437
DEFERRED TAX ASSETS.......................................................................      2,502             2,502
RESTRICTED CASH...........................................................................         --               548
OTHER ASSETS..............................................................................      2,064             1,783
                                                                                             ----------      ------------
                                                                                             $ 20,672          $ 29,799
                                                                                             ==========      ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit..........................................................................   $    426          $      0
  Current portion of long-term debt.......................................................        296               330
  Obligations to Securicor and affiliates.................................................         73                64
  Accounts payable........................................................................      1,634             4,930
  Accrued compensation and related benefits...............................................      1,093             1,085
  Accrued agent commissions...............................................................        191               353
  Other accrued expenses..................................................................      1,364             1,885
  Deferred revenues.......................................................................      2,918             1,602
                                                                                             ----------      ------------
     Total current liabilities............................................................      7,995            10,249
                                                                                             ----------      ------------

LONG-TERM LIABILITIES:
  Deferred tax liabilities................................................................        220               220
  Long-term debt..........................................................................        279               499
                                                                                             ----------      ------------
     Total long term liabilities..........................................................        499               719
                                                                                             ----------      ------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and
     outstanding..........................................................................         --                --
  Common stock, $0.01 par value, 25,000,000 shares authorized, 7,625,576 and 7,790,305             76                78
  shares issued and outstanding...........................................................
  Additional paid-in capital..............................................................     36,548            37,156
  Deferred compensation...................................................................        (31)               --
  Accumulated deficit.....................................................................    (24,408)          (18,397)
  Cumulative translation adjustment.......................................................         (7)               (6)
                                                                                             ----------      ------------
     Total stockholders' equity...........................................................     12,178            18,831
                                                                                             ----------      ------------
                                                                                             $ 20,672          $ 29,799
                                                                                             ==========      ============

       The accompanying notes are an integral part of these statements.

                      TELESCIENCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands)
                                  (Unaudited)

                                                                       For the Three Months        For the Nine Months
                                                                          Ended June 30,              Ended June 30,
                                                                      ----------------------      ---------------------
                                                                         1999        1998            1999         1998
                                                                      ----------------------      ---------------------
REVENUES:
  Equipment................................................           $ 1,564     $ 7,349         $ 9,590     $ 16,131
  Services.................................................             2,076       3,317           6,717        7,759
                                                                      -------     -------         -------     --------
     Total revenues........................................             3,640      10,666          16,307       23,890
                                                                      -------     -------         -------     --------
COST OF REVENUES:
  Equipment................................................             2,262       3,214           8,082        8,024
  Services.................................................               905       2,904           3,110        6,424
                                                                      -------     -------         -------     --------
     Total cost of revenues................................             3,167       6,118          11,192       14,448
                                                                      -------     -------         -------     --------
     Gross profit..........................................               473       4,548           5,115        9,442
                                                                      -------     -------         -------     --------
OPERATING EXPENSES:
  Research, development and engineering....................             1,651       1,891           5,317        5,763
  Selling, general and administrative......................             2,058       6,339           5,833       13,273
  Charge for purchased research and development............                --       2,387              --        2,387
                                                                      -------     -------         -------     --------
     Total operating expenses..............................             3,709      10,617          11,150       21,423
                                                                      -------     -------         -------     --------
     Operating loss........................................            (3,236)     (6,069)         (6,035)     (11,981)
INTEREST EXPENSE (INCOME), net.............................                 9         (46)             13         (241)
OTHER INCOME (EXPENSE), net................................                63          (9)             37            5
                                                                      -------     -------         -------     --------
  Loss before income taxes.................................            (3,182)     (6,032)         (6,011)     (11,735)
INCOME TAX BENEFIT.........................................                --          --              --        1,939
                                                                      -------     -------         -------     --------
NET LOSS...................................................           $(3,182)    $(6,032)        $(6,011)    $ (9,796)
                                                                      =======     =======         =======     ========

BASIC AND DILUTED NET LOSS PER COMMON SHARE................           $ (0.41)    $ (0.85)        $ (0.78)    $  (1.46)
                                                                      =======     =======         =======     ========
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER
  COMMON SHARE...........................................               7,686       7,133           7,748        6,689
                                                                      =======     =======         =======     ========

       The accompanying notes are an integral part of these statements.

                      Telesciences, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                         For The Nine Months Ended
                                                                                                    June 30,
                                                                                   -------------------------------------------
                                                                                          1999                     1998
                                                                                   ------------------       ------------------

OPERATING ACTIVITIES:
Net loss........................................................................           $(6,011)                 $(9,796)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities -
   Depreciation and amortization................................................             1,569                    1,398
   Provision for doubtful accounts..............................................                --                    4,018
   Charge for purchased research and development................................                --                    2,387
   Common stock issued for services rendered....................................                17                       --
    Decrease (increase) in -
     Accounts receivable........................................................             5,845                      367
     Inventories................................................................             1,431                    1,459
     Other current assets.......................................................               (83)                     (81)
     Other assets...............................................................                78                     (257)
     Deferred taxes.............................................................                --                      196
     Income tax receivable......................................................               722                   (2,183)
    Increase (decrease) in -
     Accounts payable...........................................................            (3,296)                     675
     Accrued compensation and related benefits..................................                 8                      166
     Accrued agent commissions..................................................              (162)                    (317)
     Other accrued expenses.....................................................              (521)                     889
     Deferred revenues..........................................................             1,316                      611
                                                                                   ---------------          ---------------
       Net cash provided by (used in) operating activities......................               913                     (468)
                                                                                   ---------------          ---------------

INVESTING ACTIVITIES:
Purchase of property and equipment..............................................              (746)                  (1,767)
Cash paid for acquisition, net..................................................                --                   (1,855)
Capitalized software development costs..........................................            (1,207)                    (112)
                                                                                   ---------------          ---------------
       Net cash used in investing activities....................................            (1,953)                  (3,734)
                                                                                   ---------------          ---------------

FINANCING ACTIVITIES:
Proceeds from sale of common stock..............................................                39                       --
Net borrowings under line of credit.............................................               426                       --
Payments on long-term debt......................................................              (254)                     (59)
Advances on obligations to Securicor and affiliates.............................                95                      470
Repayment on obligations to Securicor and affiliates............................               (86)                    (629)
                                                                                   ---------------          ---------------
       Net cash provided by (used in) financing activities......................               220                     (218)
                                                                                   ---------------          ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH.........................................                (1)                      --

NET INCREASE DECREASE IN CASH AND CASH EQUIVALENTS..............................              (821)                  (4,420)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................................             1,093                    7,206
                                                                                   ---------------          ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD........................................           $   272                  $ 2,786
                                                                                   ===============          ===============

       The accompanying notes are an integral part of these statements.

                      Telesciences, Inc. and Subsidiaries

                  Notes To Consolidated Financial Statements
                                  (Unaudited)


1.   Background:

The Company

     Telesciences, Inc. (the "Company"), a Delaware corporation, changed its name from Axiom Inc. in March 1999. Through May 1997, the Company's business was conducted through its wholly-owned subsidiary, Securicor Telesciences Inc. ("STI"). At that time, STI merged into the Company. As the merger of STI into the Company represented a transaction between entities under common control, the net assets of STI were transferred at net book value. Prior to May 1998, the Company was a majority-owned subsidiary of Securicor Communications Limited ("SCL"), an entity organized under the laws of the United Kingdom and a wholly-owned subsidiary of Securicor plc ("Securicor"), a company organized under the laws of the United Kingdom. SCL currently owns approximately 45.6% of the Company's outstanding Common Stock. Prior to the completion of the Company's initial public offering, Securicor provided the financing requirements for the Company through advances.

2.   Summary Of Significant Accounting Policies:

Interim Financial Information and Summary Financial Information

     The financial statements as of June 30, 1999 and for the three month and nine month periods ended June 30, 1999 and 1998 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of results for these interim periods. The results for the nine months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year. While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's Form 10-K for the fiscal year ended September 30, 1998, as amended.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Restricted Cash

     Restricted cash consists of funds to support a standby letter of credit required under a contractual arrangement with one of the Company's customers. Based upon the contractual agreement, this amount will be released on December 31, 1999. Accordingly, this restricted cash is reflected as a current asset as of June 30, 1999.

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

                      Telesciences, Inc. and Subsidiaries

                                  (Unaudited)


     Amortization will begin when the product is released. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated life of the product enhancement.

     Capitalized software development costs consist primarily of salary, consulting, and computer costs incurred to develop new products. During the nine months ended June 30, 1999 and 1998, respectively, software development costs of $1,207,000 and $112,000 were capitalized. Amortization has not yet begun.

Revenue Recognition

     Revenues are generally recognized upon shipment of the equipment. In "bill and hold" transactions, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further significant performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; and the risks of ownership have passed to the customer. There were no outstanding accounts receivable balances relating to "bill and hold" transactions at June 30, 1999 or September 30, 1998. Revenues from installation and engineering activities are recognized as services are provided.

     Depending on contract terms and conditions, software license fees are recognized upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. The Company had nominal stand-alone software license fee revenues for the nine months ended June 30, 1999 and $1,184,000 stand-alone software license fee revenues for the nine months ended June 30, 1998, and these amounts are included in equipment revenues. If significant vendor obligations exist at delivery and/or the product is subject to customer acceptance, revenue is deferred until no significant obligations remain and/or acceptance has occurred. If the payment of the license fee is coincident to services which are deemed to be essential to the transaction, the license fee is deferred and recognized using contract accounting over the period during which the services are performed. The Company's software licensing agreements provide for a warranty/customer support (typically 90 days). The portion of the license fee associated with the warranty/ customer support is unbundled from the license fee and is recognized ratably over the warranty period as services revenue.

     The Company offers support agreements to its customers. Revenues from customer support are recognized as services are provided. Services are generally provided ratably over the term of the customer support agreement and are included in services revenue in the accompanying statements of operations.

Net Loss Per Common Share

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which superseded Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS No. 128 requires dual presentation of basic and diluted net loss per common share for complex capital structures on the face of the statements of operations. According to SFAS No. 128, basic net loss per common share, which replaced primary loss per share, is calculated by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share, which replaced fully diluted loss per common share, reflects the potential dilution from the exercise or conversion of securities into shares of common stock, such as stock options. The Company was required to and did adopt SFAS No. 128 during the period ended December 31, 1997, as earlier application was not permitted. As required by SFAS No. 128, all prior-period loss per common share data have been restated to conform with the provisions of this statement.

                      Telesciences, Inc. and Subsidiaries

                                  (Unaudited)

     The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations:

                                         For The Three Months Ended June 30,

                                                                     Loss              Shares           Per Share
                              1999                               (Numerator)        (Denominator)        Amount
     ----------------------------------------------------        ------------       -------------      ----------
     Basic net loss per common share.....................        $(3,182,000)          7,686,000       $   (0.41)
                                                                                                       ==========
       Dilutive effect of stock options..................                 --                  --
                                                                 ------------       -------------
     Diluted net loss per common share...................        $(3,182,000)          7,686,000       $   (0.41)
                                                                 ============       =============      ==========

                              1998
     ----------------------------------------------------
     Basic net loss per common share.....................        $(6,032,000)          7,133,164       $   (0.85)
                                                                                                       ==========
       Dilutive effect of stock options..................                 --                  --
                                                                 -----------        -------------
     Diluted net loss per common share...................        $(6,032,000)          7,133,164       $   (0.85)
                                                                 ===========        =============      ==========

                                         For The Nine Months Ended June 30,

                                                                    Loss              Shares          Per Share
                              1999                               (Numerator)       (Denominator)        Amount
     ----------------------------------------------------        ------------      -------------      ---------
     Basic net loss per common share.....................        $(6,011,000)         7,748,000       $  (0.78)
                                                                                                      =========
       Dilutive effect of stock options..................                 --                 --
                                                                 ------------      -------------
     Diluted net loss per common share...................        $(6,011,000)         7,748,000       $  (0.78)
                                                                 ============      =============      =========

                              1998
     ----------------------------------------------------
     Basic net loss per common share.....................        $(9,796,000)         6,688,988       $  (1.46)
                                                                                                      =========
       Dilutive effect of stock options..................                 --                 --
                                                                 ------------      -------------
     Diluted net loss per common share...................        $(9,796,000)         6,688,988       $  (1.46)
                                                                 ============      =============      =========

     Options to purchase 1,435,482 and 922,915 shares of common stock with a weighted average exercise price of $2.71 and $4.20 per share were outstanding as of June 30, 1999 and 1998, respectively, but were not included in the computation of diluted net loss per common share. For the three and nine months ended June 30, 1999 and 1998, the effects of the exercise or conversion of securities into shares of common stock were anti-dilutive due to the Company's losses. Accordingly, they were excluded from the calculation of diluted loss per share.

Comprehensive Income

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements, SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be presented with the same prominence as is given to other financial statements. The comprehensive losses for the nine months ended June 30, 1999 and 1998 were $6,012,000 and $9,796,000, respectively.

                                                           Cumulative
                                                           Translation
                                                           Adjustments
                                                           -----------
     Beginning balance............................             (6,000)
     Current period change........................             (1,000)
                                                           -----------
     Ending Balance...............................            $(7,000)
                                                           ===========

                      Telesciences, Inc. and Subsidiaries

                                  (Unaudited)

Supplemental Disclosures of Cash Flow Information

     For the nine months ended June 30, 1999 and 1998, the Company paid interest of $73,000 and $18,000, respectively. For the nine months ended June 30, 1999 and 1998, income taxes paid by the Company were immaterial.

     The Company entered into three capital lease obligations during the nine months ended June 30, 1998 totaling $961,000. No capital leases were entered into during the nine months ended June 30, 1999.

     On May 15, 1998, pursuant to an Agreement of Merger and Plan of Reorganization by and among the Company, AV Technology, Inc., a Delaware corporation ("Technology") and a wholly-owned subsidiary of the Company, Innovative Data Technology, a California corporation ("IDT"), and the shareholders of IDT (the "Shareholders"), IDT was merged into Technology in accordance with the relevant provisions of the California General Corporation Law and the Delaware General Corporation Law (the "Merger"). In connection with the Merger, the Company issued to the Shareholders, in exchange for their shares of common stock of IDT which constituted in the aggregate all of the issued and outstanding common stock of IDT, an aggregate of 1,290,000 shares of the Common Stock. In November 1998, this number of shares was reduced by 15,056 to 1,274,944 based on certain post-closing adjustments. In March 1999, the number of shares was further reduced by 187,500 to 1,087,444 based on certain sales amount adjustments, and may be subject to further adjustment. In conjunction with the reduction in shares, the Company reduced its intangibles related to the Merger and recorded Treasury Stock in the amount of $644,000. The Treasury Stock was retired in April 1999.

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

Reclassifications

     Certain prior year amounts have been reclassified to conform with current year presentation.

3.   Accounts Receivable:

                                                           June 30,             September 30,
                                                             1999                   1998
                                                       ---------------        ---------------
     Billed.......................................          $6,091,000           $ 13,970,000
     Unbilled.....................................             292,000              1,340,000
                                                       ---------------        ---------------
                                                             6,383,000             15,310,000
     Less - allowance for doubtful accounts.......            (955,000)            (3,985,000)
                                                       ---------------        ---------------
                                                            $5,428,000           $ 11,325,000
                                                       ===============        ===============

4.   INVENTORIES:

                                                           June 30,             September 30,
                                                             1999                   1998
                                                       ---------------        ---------------
     Raw materials................................          $3,746,000           $  4,323,000
     Work-in-process..............................             385,000                581,000
     Finished goods...............................             999,000              1,657,000
                                                       ---------------        ---------------
                                                            $5,130,000           $   6,561,00
                                                       ===============        ===============

                      Telesciences, Inc. and Subsidiaries

                                  (Unaudited)

5. LINE OF CREDIT:

     On December 7, 1998, the Company entered into an agreement with Silicon Valley Bank to establish a $5,000,000 line of credit (the "Line of Credit") which the Company is using to meet its short-term borrowing requirements. The amount available under the Line of Credit is based upon a percentage of eligible accounts receivable, as defined. Interest is charged at Silicon Valley Bank's prime rate plus 1%. Borrowings under the Line of Credit are secured by an interest in substantially all of the Company's assets. Under the Line of Credit, the Company is required to comply with specified financial and non-financial covenants, as defined. On June 18, 1999 the Company and Silicon Valley Bank amended the Line of Credit to allow the Company to borrow up to an additional $3,000,000 (the "Overadvance"). The Overadvance is not based on accounts receivables. In order to obtain the Overadvance, the Company's largest stockholder has provided a $3,000,000 Letter of Credit as security. All receivable collections are first applied against any outstanding balance under the Line of Credit and the Overadvance. The highest principal balance outstanding during the quarter ended June 30, 1999 was $1,132,000. Interest was charged at a weighted average rate of 8.75% and interest expense was $15,000 for the nine months ended June 30, 1999. The outstanding balance under the Line of Credit at June 30, 1999 was $426,000.


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

     A significant portion of the Company's revenues has been, and is expected to continue to be, derived from substantial orders placed by large organizations, and in particular three Regional Bell Operating Companies ("RBOCs"). Aggregate revenues from US West, Inc., Southwestern Bell Telephone Company and Ameritech Corporation accounted for 42.8% and 61.4% of the Company's total revenues for the nine months ended June 30, 1999 and 1998, respectively.

     Domestic revenues are typically generated under cancelable general purchase agreements which provide for the continuing supply of products and services over future years. Pricing is based upon the volume of products ordered. Internationally, the Company typically enters into long-term contracts for the delivery of turnkey systems which include products and services. All sales arrangements with international customers are denominated in U.S. dollars.
Sales of Greendown Software Limited, which was acquired by the Company in February 1998 and which subsequently changed its name to Telesciences, Europe Ltd. ("Telesciences, Europe"), are denominated in pounds Sterling. These sales have been insignificant to date. The Company's revenues are difficult to forecast because the purchase of its systems generally involves a significant commitment of capital and management time, which often results in lengthy sales cycles.

     Quarterly revenues are subject to substantial fluctuations due primarily to the Company's concentration of customers and the timing of orders received. The timing of orders is, in part, dependent on the timing of the Company's customers' annual budget process. Prior to the Company's fiscal year ended September 30, 1998 ("fiscal 1998'), the Company's first and second fiscal quarters generated a lower level of revenues compared to the Company's third and fourth fiscal quarters by which time the Company's customers typically approve their budgets. However, more recently, the Company has experienced fluctuations in quarterly revenues due to lower sales volumes from its larger customers due in large part to lower capital spending on new billing mediation systems by such customers as a result of these customers' internal Y2K preparations. Historically, product and service backlog has been a relatively small amount and the majority is fulfilled within three months. Because of its close links to, and ongoing communications with, its customers, the Company generally is able to plan for product demand and, when the order is received, ship its products within a relatively short time period thereafter.

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

     Research, development and engineering expenses consist of payroll and related expenses and other costs associated with the design and development of the Company's products. The majority of these costs are charged to expense as incurred. During fiscal 1998, the Company embarked upon a rearchitecture of its core systems, principally for the Sterling Host Collector. This work is expected to enable the Company to further enhance its product offerings to its existing customer base, as well as new and multi-service providers, which will include companies using new technology such as Asynchronous Transfer Mode and Internet Protocol. The new technology is expected to use object oriented design tools and the latest proven software tools and methods. Due to the nature of this rearchitecture project, the Company is capitalizing the costs of the project. For the nine months ended June 30, 1999 and 1998, the total amount capitalized was $1,207,000 and $112,000, respectively. These software development costs are accounted for under SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." In fourth quarter of the fiscal year ending September 30, 1999 ("fiscal 99"), the Company expects to capitalize nominal amounts of costs under SFAS No. 86 associated with this project.

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

     (iii) competition in the market for billing data collection, transaction data management, revenue assurance, fraud products and traffic management systems;

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


Results Of Operations

Quarter Ended June 30, 1999 Compared To Quarter Ended June 30, 1998

     Revenues

     Revenues decreased 65.9% to $3.6 million for the quarter ended June 30, 1999 from $10.7 million for the quarter ended June 30, 1998. The decrease was primarily due to a change in mix in sales by customer type from the prior year. RBOC sales, which were relatively high in 1998 due to sales of the data server product, were lower at $1.8 million for the quarter ended June 30, 1999 compared with $6.7 million for the same period in the previous year. Equipment revenues were $1.6 million in 1999, for the quarter ended June 30 1999, a decrease of 78.7% from $7.3 million for the quarter ended June 30, 1998. The Company has experienced lower sales volumes from its larger customers due in large part to lower capital spending on new billing mediation systems by such customers as a result of these customers' internal Y2K preparations. Services revenues decreased 37.4% to $2.1 million for the quarter ended June 30, 1999 from $3.3 million for the quarter ended June 30, 1998. Services revenues were higher for the quarter ended June 30, 1998 due to a large engineering services project in the prior year for one of the RBOCs.

     Gross Profit

     Gross profit decreased to $473,000 for the quarter ended June 30, 1999 from $4.5 million for the quarter ended June 30, 1998. This decrease was primarily caused by a lack of demand for the Company's billing mediation systems by its larger customers. Gross profit related to equipment revenues decreased to $(698,000) for the quarter ended June 30, 1999 from $4.1 million for the quarter ended June 30, 1998. The Company has a relatively high fixed cost base which is included in cost of revenues. As a result, fluctuations in revenues have a significant effect on margins. Gross profit from services revenues increased to $1.2 million for the quarter ended June 30, 1999 from $413,000 for the quarter ended June 30, 1998. This increase resulted mainly from the fact that a large engineering services project with low margins was completed for one of the RBOCs during the quarter ended June 30, 1998.

     Research, Development and Engineering

     Research, development and engineering expenses were $1.7 million and $1.9 million for the quarters ended June 30, 1999 and 1998, respectively. As a percentage of revenues, research, development and engineering expenses increased during the quarter ended June 30, 1999 to 45.4% from 17.7% for the quarter ended June 30, 1998. Software development costs of $327,000 and $112,000 were capitalized during the quarters ended June 30, 1999 and 1998, respectively, and, therefore, were not charged to research, development and engineering expense.

     Selling, General and Administrative

     Selling, general and administrative expenses were $2.1 million for the quarter ended June 30, 1999, a decrease of 67.5% compared to $6.3 million for the same period in 1998. As a percentage of revenues, selling, general and administrative expenses decreased during the quarter ended June 30, 1999 to 56.5% from 59.4% for the quarter ended June 30, 1998. During the quarter ended June 30, 1998, there was an increase to the allowance for doubtful accounts of approximately $3.2 million as a result of the uncertainty in the Company's Asian markets and legal cost of $330,000 related to the Acxiom lawsuit. No such costs were incurred in the quarter ended June 30, 1999. The balance of the decrease is due from the Company's program, instituted in July 1998, to reduce expenses through a reduction in its work force, as well as other cost cutting measures.

     Interest Expense and Income

     Net interest expense was $9,000 for the quarter ended June 30, 1999. Net interest income was $46,000 for the quarter ended June 30, 1998. In the quarter ended June 30, 1998, the Company had substantially more cash available for short-term investing as compared to the quarter ended June 30, 1999. In addition, the Company did not have a Line of Credit available and associated interest expense during the quarter ended June 30, 1998.

     Income Taxes

     Due to continued losses throughout fiscal 1998 and the first nine months of fiscal 1999, the Company did not record an income tax benefit during the quarter ended June 30, 1999. However, as of June 30, 1999, the Company had recorded net deferred tax assets of $2.7 million. Based on an assessment of the Company's taxable earnings history and expected future taxable income, management has determined that it is more likely than not that the net deferred tax assets will be realized in future periods. The Company may be required to provide an additional valuation allowance for these assets in the future if it does not generate sufficient taxable income as planned. Additionally, market conditions and other variables not known or anticipated at this time could negatively impact the ultimate realization of these assets. No provision was recorded for the quarters ended June 30, 1999 and 1998, due to the Company's net loss.

Nine Months Ended June 30, 1999 Compared To Nine Months Ended June 30, 1998

     Revenues

     Revenues decreased 31.7% to $16.3 million for the nine months ended June 30, 1999 from $23.9 million for the nine months ended June 30, 1998. The decrease was primarily due to a change in mix in sales by customer type from the prior year. RBOC sales decreased from $15.7 million to $7.1 million. In 1998, significant sales of the data server product to the RBOCs and project engineering services to US West accounted for much of the total and these were not at the same level in 1999. However, sales to CLECs increased from $1.3 million for the nine months ended June 30, 1998 to $2.2 million for the nine months ended June 30, 1999, and international sales increased from $4.7 million to $5.4 million. Equipment revenues were $9.6 million for the nine months ended June 30 1999, a decrease of 40.5% from the $16.1 million of equipment revenues for the nine months ended June 30, 1998. The Company has experienced lower sales volumes from its larger customers due in large part to lower capital spending on new billing mediation systems by such customers as a result of these customers' internal Y2K preparations. Services revenues decreased 13.4% to $6.7 million for the nine months ended June 30, 1999 from $7.8 million for the nine months ended June 30, 1998. Services revenues were higher for the nine months ended June 30, 1998 due to a large engineering services project in the prior year for one of the RBOCs.

     Gross Profit

     Gross profit decreased to $5.1 million for the nine months ended June 30, 1999 from $9.4 million for the nine months ended June 30, 1998. This decrease was primarily caused by a lack of demand for the Company's billing mediation systems by its largest customers. Gross profit related to equipment revenues decreased to $1.5 million for the nine months ended June 30, 1999 from $8.1 million for the nine months ended June 30, 1998. The Company has a relatively high fixed cost base which is included in cost of revenues. As a result, fluctuations in revenues have a significant effect on margins. Gross profit from services revenues increased to $3.6 million for the nine months ended June 30, 1999 from $1.3 million for the nine months ended June 30, 1998. This increase was due mainly to profits derived from significant installation services provided to one of the RBOCs.

     Research, Development and Engineering

     Research, development and engineering expenses were $5.3 million and $5.8 million for the nine months ended June 30, 1999 and 1998, respectively. As a percentage of revenues, research, development and engineering expenses increased during the nine months ended June 30, 1999 to 32.6% from 24.1% for the nine months ended June 30, 1998. Software development costs of $1,207,000 and $112,000 were capitalized during the nine months ended June 30, 1999 and 1998, respectively, and therefore, were not charged to research, development and engineering expense. In 1999, engineering related to the new products acquired as part of the Company's acquisitions in 1998 were included, whereas these costs did not occur in the same period in 1998.

     Selling, General and Administrative

     Selling, general and administrative expenses were $5.8 million for the nine months ended June 30, 1999, a decrease of 56.1% compared to $13.3 million for the same period in 1998. As a percentage of revenues, selling, general and administrative expenses decreased during the nine months ended June 30, 1999 to 35.8% from 55.6% for the nine months ended June 30, 1998. This decrease resulted in part from the Company's program, instituted in July 1998, to reduce expenses through a reduction in its work force, as well as other cost-cutting measures. Additionally, during the nine months ended June 30, 1998, there was an increase to the allowance for bad debts of approximately $3.9 million as a result of the uncertainty in the Company's Asian markets and legal costs of $600,000 related to the Acxiom lawsuit. No such costs were incurred during the nine months ended June 30, 1999.

     Interest Expense and Income

     Net interest expense was $13,000 for the nine months ended June 30, 1999. Net interest income was $241,000 for the nine months ended June 30, 1998. For the nine months ended June 30, 1998, the Company had substantially more cash available for short term investing as compared to the nine months ended June 30, 1999. In addition, during the nine months ended June 30, 1999, the Company utilized the available Line of Credit to meet cash requirements.

     Income Taxes

     Due to continued losses throughout fiscal 1998 and the first nine months of fiscal 1999, the Company did not record an income tax benefit during the nine months ended June 30, 1999. However, as of June 30, 1999, the Company recorded net deferred tax assets of $2,718,000. Based on an assessment of the Company's taxable earnings history and expected future taxable income, management has determined that it is more likely than not that the net deferred tax assets will be realized in future periods. The Company may be required to provide an additional valuation allowance for these assets in the future if it does not generate sufficient taxable income as planned. Additionally, market conditions and other variables not known or anticipated at this time could negatively impact the ultimate realization of these assets.

     The Company's effective tax rate was 16.5% for the nine months ended June 30, 1998. An income tax benefit of $1.9 million was recorded during the nine months ended June 30, 1998.

     Backlog

     The Company's backlog (firm purchase orders for products and services that have not yet been recognized as revenue) was approximately $7.4 million and $7.6 million at June 30, 1999 and September 30, 1998, respectively. The Company normally has a relatively small amount of product and service backlog because ongoing informal communication with its major customers generally enables the Company to anticipate orders and ship products within a relatively short time after the customer's order is received. The Company expects to be able to fulfill substantially all backlog existing at June 30, 1999 prior to the end of fiscal 1999.

Liquidity and Capital Resources

     The Company completed the initial public offering of its Common Stock (the "Offering") in July 1997. Prior to the Offering, the Company had financed its operations primarily with cash generated from operations and borrowings from Securicor. In July 1997, the Company received net proceeds from the Offering of approximately $32.4 million (after deducting underwriters' discounts and commissions and other offering expenses). In August 1997, the Company repaid $22.9 million in Company borrowings from Securicor. As of June 30, 1999, the Company had $272,000 of cash and cash equivalents, $5.4 million in net trade accounts receivable and $4.3 million of working capital.

     Net cash provided by (used in) operating activities was $913,000 and $(468,000) for the nine months ended June 30, 1999 and 1998, respectively. For the nine months ended June 30, 1999, the major contributors to the net cash provided by operating activities were a decrease in accounts receivable of $5.8 million, amortization and depreciation of $1.6 million, a decrease in inventories of $1.4 million, a decrease to income tax receivable of $722,000 and an increase in deferred revenues of $1.3 million, partially offset by a net loss of $6.0 million, a decrease in accounts payable of $3.3 million and a decrease in other accrued expenses of $521,000. For the nine months ended June 30, 1998, the major contributors to the net cash used in operating activities were the net loss of $9.8 million and the increase in income tax receivable of $2.2 million partially offset by amortization and depreciation of $1.4 million, provision for doubtful accounts of $4.0 million, charge for purchased research and development relating to the IDT Merger of $2.4 million and the decrease in inventories of $1.5 million, an increase in deferred revenues of $611,000, an increase in accounts payables of $675,000 and an increase in other accrued expenses of $889,000.

     Net cash used in investing activities relating to purchases of property and equipment was $746,000 and $1.8 million for the nine months ended June 30, 1999 and 1998, respectively. In addition, the Company capitalized $1.2 million and $112,000 of software development costs during the nine months ended June 30, 1999 and 1998, respectively. During the nine months ended June 30, 1998, the Company acquired IDT for a net cash outlay (net of cash acquired) of $1,764,000 and Telesciences, Europe for a net cash outlay of $91,000.

     Net cash provided by financing activities of $220,000 resulted primarily from borrowings on the line of credit and offset by payments of long-term dept. Net cash used in financing activities was $218,000 for the nine months ended June 30, 1998.

     On December 7, 1998, the Company entered into an agreement with Silicon Valley Bank to establish the Line of Credit, which the Company is using to meet its short-term borrowing requirements. The amount available under the Line of Credit is based upon a percentage of eligible accounts receivable, as defined. Interest is charged at Silicon Valley Bank's prime rate plus 1%. Borrowings under the Line of Credit are secured by an interest in substantially all of the Company's assets. Under the Line of Credit, the Company is required to comply with specified financial and non-financial covenants, as defined. On June 18, 1999 the Company and Silicon Valley Bank amended the Line of Credit to allow the Company to borrow up to the $3,000,000 Overadvance. The Overadvance is not based on accounts receivables. In order to obtain the Overadvance, the Company's largest stockholder has provided a $3,000,000 Letter of Credit as
security.   All receivable collections are first applied against any outstanding balance under the Line of Credit. The highest principal balance outstanding during the nine months ended June 30, 1999 was

$1.3 million. Interest was charged at a weighted average rate of 8.75% and interest expense was $15,000. $426,000 remained outstanding under the Line of Credit at June 30, 1999.

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

     The Company has retained an investment-banking firm to advise it with respect to possible strategic transactions, which may involve a business combination or strategic investment. There is no assurance that the Company will be able to complete a strategic transaction.

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

Approach

     The Company has established a group to coordinate the Company's response to the Year 2000 issue, both as to its internal systems and as to its products. This group includes the Company's Vice President - Operations Support, Director of Quality, Director of Product Line Management, Manager of Engineering Operations, Purchasing Manager and Manager of Information Technology, as well as support staff. The Company has implemented a Year 2000 compliance program consisting of the following: (i) compiling a list of internal information technology ("IT") and non-IT systems, as well as Company products, that may require adaptation, remediation or replacement with respect to the Year 2000 issue; (ii) identifying and prioritizing critical systems and products from the list compiled in part (i) and making inquiries of third parties with whom the Company does significant business (i.e., vendors and service providers) as to the state of their Year 2000 readiness; (iii) analyzing critical systems and products to determine which systems or products are not Year 2000 compliant and evaluating the costs of adapting, repairing or replacing those systems; and (iv) adapting, repairing or replacing noncompliant systems or products and testing of the adapted, repaired or replaced systems.

Status

     The Company believes that all of its internal systems are currently Year 2000 compliant in all material respects. It is anticipated that additional minor Year 2000 problems will be identified and continuing efforts will be required to validate the internal systems for Year 2000 compliance.

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

     The total cost to the Company of making its systems Year 2000 compliant is currently estimated to be less than $500,000, of which the Company has already incurred approximately $318,000. The cost for replacement of the equipment and software will be capitalized and depreciated over their respective expected useful lives. Any assets that will be replaced are fully depreciated at this time. Furthermore, all costs related to software modification, as well as all costs associated with the Company's administration of its Year 2000 project, are being expensed as incurred and are likewise included in the cost estimate above.

Risks Associated with the Year 2000 Problem

     The Company utilizes computer systems in many aspects of its business. As noted, the Company's critical systems are Year 2000 compliant in all material respects. It is anticipated that additional minor Year 2000 problems will be identified and continuing efforts will be required to validate its computer systems for Year 2000 compliance.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of June 30, 1999, the Company's investments consisted of a money market account and an overnight repurchase agreement. The Company does not expect any material loss with respect to its investment portfolio.

Foreign Currency Risk

     The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers are denominated in U.S. dollars. Sales of Telesciences, Europe are denominated in pounds Sterling. These sales have been insignificant to date.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1 Amendment to Loan and Security Agreement by and between the Company and Silicon Valley Bank, dated June 18, 1999.

          27   Financial Data Schedule (EDGAR only)


     (b)  Reports on Form 8-K

          Current Report on Form 8-K, filed on April 8, 1999, covering Item 5.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Telesciences, Inc.


Dated: August 12, 1999               By:       /s/ Andrew P. Maunder
                                        -----------------------------------
                                                 Andrew P. Maunder
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

Dated: August 12, 1999               By:       /s/ Frances Penfold
                                        -----------------------------------
                                               Vice President, Finance
                                        (Principal Financial and Accounting
                                                     Officer)